Form 10-Q
period 2013-08-31
US Parts Online Inc
filed 2013-10-18
CIK 1541165

U.S. SECURIUS Parts Onlineton, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-179765

US PARTS ONLINE INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	3714 (Primary Standard Industrial Classification Number)	EIN 39-2078722 (IRS Employer Identification Number)

US Parts Online Inc.

 2360 Corporate Circle Suite 400, Henderson NV 89074

(678) 804-8036

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

US Parts Online Inc.

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[  ]  No[ X  ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 18, 2013
Common Stock: $0.001	5,000,000

US Parts Online Inc.

US PARTS ONLINE INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

AS OF AUGUST 31, 2013 (UNAUDITED) AND NOVEMBER 30, 2012

	August 31, 2013 (unaudited)	November 30, 2012

ASSETS

Current Assets
Cash and cash equivalents	$ 1,796	$ 155
Deposits	-	$ 3,000

Total Current Assets	$ 1,796	$ 3,155

Total Assets	$ 1,796	$ 3,155

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Loan from director	$ 8,350	$ 8,350
Accounts Payable	-

Total Liabilities	$ 8,350	$ 8,350

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000	5,000

Deficit accumulated during the development stage	(11,554)	(10,195)
Total Stockholders’ Equity (Deficit)	(6,554)	(5,195)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 1,796	$ 3,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

US PARTS ONLINE INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2013 (UNAUDITED) AND 2012 AND

CUMULATIVE FROM INCEPTION (OCTOBER 10, 2011) THROUGH AUGUST 31, 2013 (UNAUDITED)

	For the three months ended August 31, 2013 (unaudited)	For the three months ended August 31, 2012 (unaudited)	For the nine months ended August 31, 2013 (unaudited)	For the nine months ended August 31, 2012 (unaudited)	Cumulative from Inception (October 10, 2011) to August 31, 2013 (unaudited)

Income
Parts Sales	$ -	$ -	$ 15,000	$ -	$ 15,000
Total Income	$ -	$ -	$ 15,000	$ -	$ 15,000

Cost of Goods Sold
Parts Purchases	$ -	$ -	$ 7,000	$ -	$ 7,000
Total COGS	$ -	$ -	$ 7,000	$ -	$ 7,000

GROSS PROFIT	$ -	$ -	$ 8,000	$ -	$ 8,000

OPERATING EXPENSES
Professional fees	1,250	1,030	6,239	8,060	15,403
General and Administrative expenses	30	30	3,120	111	4,151

TOTAL OPERATING EXPENSES	1,280	1,060	9,359	8,171	19,554

NET LOSS FROM OPERATIONS	(1,280)	(1,060)	(1,359)	(8,171)	(11,554)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$ (1,280)	$ (1,060)	$ (1,359)	$ (8,171)	$ (11,554)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,000,000	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

US Parts Online Inc.

.

US PARTS ONLINE INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2013 AND 2012 (UNAUDITED) AND CUMULATIVE FROM INCEPTION (OCTOBER 10, 2011) THROUGH AUGUST 31, 2013 (UNAUDITED)

	For the nine months ended August 31, 2013 (unaudited)	For the nine months ended August 31, 2012 (unaudited)	Cumulative from Inception (October 10, 2011) through August 31, 2013 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/ loss for the period	$ (1,359)	$ (8,171)	$ (11,554)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Deposit	3,000	(3,000)	-
Expenses paid on behalf of the Company by a related party	-	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	1,641	(11,171)	(11,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	5,000
Director Loan	-	6,500	8,350
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	6,500	13,350

NET INCREASE IN CASH	1,641	(4,671)	1,796
Cash, beginning of period	$ 155	$ 5,085	-
	155	5,085	-
Cash, end of period	$ 1,796	$ 414	$ 1,796

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

.

US PARTS ONLINE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2013 (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

US Parts Online Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 10, 2011.  We are a development stage company, formed to resell used and brand new auto parts.  We plan on reselling auto parts from USA based vendors to European market via an internet shop.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2011 audited financial statements.  The results of operations for the periods ended August 31, 2013 and 2011 are not necessarily indicative of the operating results for the full years.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of August 31, 2013.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it August be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915. This standard requires companies to report their operations, shareholders equity and cash flows from inception through the reporting date. The Company will continue to be reported as a development stage entity until, among other factors, revenues are generated from management’s intended operations. Management has provided financial data since inception (October 10, 2011).

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

US Parts Online Inc.

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a November 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of nine months or less to be cash equivalents. The Company had $5,085 of cash and cash equivalents as of November 30, 2011 and $1,796 of cash and cash equivalents as of August 31, 2013.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and amounts due to shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.  No revenues have been recognized by the Company since inception.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2013.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 5 – LOAN FROM SHAREHOLDER

The balance due to the shareholder was $8,350 as of August 31, 2013.  The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of November 30, 2011 and August 31, 2013 there were 5,000,000 shares of common stock issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855 the Company has analyzed its operations as of the date of this report, and has determined that it does not have any material subsequent events to disclose in these financial statements.

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three And Nine Months Period Ended August 31, 2013 and 2012

Our net loss for the three months period ended August 31, 2013 and 2012 were $1,280 and $1,060. Our net loss for nine months period ended August 31, 2013 and 2012 were $ 1,359 and $ 8,171.  During the three months periods ended August 31, 2013 and 2012 we have not generated any revenue. We generated $8,000 total gross profit from selling car parts during the nine months period ended August 31, 2013, we have not generated any revenue during the nine months ended August 31, 2012.

US Parts Online Inc.

During the three month period ended August 31, 2013 and 2012, our operating expenses were professional fees of $1,250 and $1,030 and general and administrative expenses of $ 30.  During the nine months periods ended August 31, 2013 and 2012, our operating expenses were professional fees of $ 6,239 and $8,060 and general and administrative expenses of $ 3,120 and $111. The weighted average number of shares outstanding was 5,000,000 for the three and nine months periods ended August 31, 2013 and 2012.

Liquidity and Capital Resources

Three Months Period Ended August 31, 2013

As at August 31, 2013, our total assets were $1,796 compared to $3,155 in total assets at November 30, 2012. Total assets were comprised of cash and cash equivalents and deposits. As at August 31, 2013, our current liabilities were $28,350. Stockholders’ deficit was $(6,554) as of August 31, 2013 compare to current liabilities $8,350 and stockholders' equity of $(5,195) as of November 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months periods ended August 31, 2013 and 2012, net cash flows used in operating activities were $1,641 and $(11,171). For the period from inception (October 10, 2011) to August 31, 2013, net cash flows used in operating activities was $(11,554).

Cash Flows from Investing Activities

For the nine months period ended August 31, 2013, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended August 31, 2013, cash flow for financing activities was $0.  For the nine months period ending August 31, 2012, cash flows from financing activities was $ 6,500 comprised of director loan.  For the period from inception (October 10, 2011) to August 31, 2013, net cash provided by financing activities was $13,350 received from proceeds from issuance of common stock and director loan.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our November 30, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective, due to lack of segregation of duties and limited formal review process, as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

US Parts Online Inc.

Item 1A. Risk Factors.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Parts Online Inc.
Dated: October 18, 2013	By: /s/ Dmitrijs Podlubnijs
Dmitrijs Podlubnij, President and Chief Executive Officer and Chief Financial Officer