Form 10-K
period 2013-11-30
US Parts Online Inc
filed 2014-03-07
CIK 1541165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

0

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [  ]

As of March 7, 2014, the registrant had 5,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 7, 2014.

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

General

We were incorporated in the state of Nevada on October 17, 2011.  We are in the business of reselling used and new parts from US based suppliers via our internet web site to European customers. We plan to develop a website that will display a variety of our product and prices. The only revenue we have earned to date is $ 15,000 from parts sale and consulting services.   Our principal office address is located at 2360 Corporate Circle Suite 400, Henderson NV 89074. We consider the office in Nevada to be our principal executive office however we currently do not physically occupy the office space in Nevada. We do not own or lease any office space at this time.  Currently, our director conducts our business affairs from his premises Gramsdas Street 1A, Riga, 1029 in Latvia. According to our Plan of Operation we are planning to rent warehouse/office in Kotka Finland on 12th month of operation.  Our telephone number is (678) 804-8036. We are a development stage company and have not earned any revenue.  To date, we have not generated any revenues, and our only operation has been making a deposit for salvaged car parts.  Given that our business plan consists of reselling used and new auto parts, our activities to date constitute only nominal operations.  As a result, we are a shell company.

Product

We are in the business of buying used and new auto parts from US based companies and selling these auto parts on our website to European customers. Auto parts will be delivered by air freight, by sea in containers or by regular international mail.

Demand for U.S. manufactured aftermarket auto parts is driven mainly by competitive pricing. Auto parts in the USA are generally cheaper for several reasons: technology development keeps production costs low, competition between car parts manufacturers keeps the price low, and larger supply in general (many parts come from auto junk yards from totaled cars) helps to keep the price low. Our prospective customers are looking to buy parts from U.S. market (parts can be made from anywhere in the world but usually cheapest in U.S.) for U.S. made cars imported into Europe. We will not sell auto parts for European made cars.

There is no official data to get an estimate of number of US manufactured cars imported to Europe.  However, from our unofficial observation we have noticed that most car dealers sell at least two to four US made cars per month. However we were not able to find official data for this information either.

Our target market is a “niche” market and because of the lack of official data, there may be a limited market for U.S.-based parts for U.S. made cars in Europe, and that this potentially limited market may inhibit the growth of our business or result in unpredictable revenues.

We will classify our products into two categories: Body Parts and the Small Parts. The Body Parts category is comprised of parts for the exterior of an automobile: bumpers, doors, fenders, grilles, hoods, wheels, radiators. Also we will include in this category engines and transmissions. This category cannot be shipped by regular international mail because of heavy weight and big sizes. This category will be shipped by air over Infinity shipping or by sea in container shipped by LT United in Atlanta.

Small Parts category will include the rest of car parts that can be shipped by regular mail. This category will be shipped by our vendors directly to our customers or if the vendors do not ship overseas then parts will be shipped to LT United in Atlanta and they will do international shipping.

Our goods will be insured and shipping companies and carriers will bear bears the risk of loses while in transit. Shipping companies are responsible for broken or missing parts. Our Clients will pay shipping cost for small parts to be delivered to Europe. We plan to save on shipment of such parts by shipping them with whole car shipments when possible. Whole car shipment means that the whole car is shipped by sea container prior to it being dismantled for parts.

We will not be able to offer quick shipping for parts for whole cars. When we ship whole cars, shipping costs will be lower but shipping times will be longer. We estimate that we will rely on slower methods of shipping (shipping by sea container) for approximately one half of our orders.

Since the shipment of the whole car is already paid for, the addition of extra parts in the car container will be free to us. We will pass these savings to our clients. We may not always have whole car shipments order and at times may not be able to ship parts for free. In these cases the approximate charges to ship each type of part on its own is as follows:

	Time	Cost
Small parts shipping by regular mail(max 20 pounds)	From 7 to 14 days	$3-$5 per pound
Body parts shipping by air(any weight)	From 5 to 10 days	Vary monthly due to fluctuating fuel costs.
Body parts shipping by sea container(any weight)	From 30 to 45 days	Less than $1 per pound

Almost all USA companies do not deliver body parts outside USA. Oversized, heavy body parts are such items as complete engine, fenders, hoods, radiators etc.  We are not going to offer any type of warranty on secondhand parts.

Approximate expected gross earnings from parts from one scrap vehicle: 1) Body parts: 27 main parts ($5,000-$8,000); 2) Interior parts: 17 parts ($2,000-$4,000); 3) Mechanical parts: 21 main parts($6,000-$8,000). The amounts are based on estimated prices taken from average used parts prices selling on websites such as www.car-part.com.

Specialty cars

In addition to car parts we will also sell whole specialty cars unavailable for European markets. Such cars are only sold in the USA and will be sold to European clients who are not able to purchase them in Europe. We plan to make such purchases only per customers’ specific orders. We do not plan to become a specialty car dealer otherwise. We do not have any agreements in place with manufacturers. Along with these specialty cars we will ship large car parts such as: grills, bumpers, doors, fenders, etc.

We hope that our website will attract potential customers to place orders for specialty cars. We are going to match these orders with US based car dealers. Our company will negotiate prices and terms by calling and emailing to the US car dealers.

There are some companies offering to ship cars which are unavailable for European markets. They are offering car shipping from US to Europe only. Since some car parts supply for those cars are unavailable in Europe we hope to attract potential buyers by offering car parts for these cars.

Website

We will develop website to offer our selection of aftermarket auto parts. Our website domain is american-parts-online.com.  Website will allow customers to search for parts in several ways: by automobile make, model and year, by specific part name such as bumper or mirror, or by product category such as body or engine part. Our website will also include detailed product information, photographs and other online content, including informative articles and answers to frequently asked questions, in order to enhance the shopping experience. To purchase products, consumers will click on the "add to cart" button to add products to their virtual shopping cart. Consumers will be able to add and subtract products from their shopping cart as they browse around our online store prior to making a final purchase decision, just as in a physical store. To execute orders, consumers can click on the "checkout" button and, depending upon whether the consumer has previously shopped at our online store, are prompted to supply shipping details online. Prior to finalizing an order by clicking the "submit" button, consumers will be shown their total charges along with the various options chosen at which point consumers still have the ability to change their order or cancel it entirely. Our aspiration is to develop a website that can offer an intuitive online shopping experience combined with useful auto part information and content. We hope our future web site will able to cost-effectively attract visitors to our sites, maintain high levels of customer satisfaction and reduce the number of product returns and exchanges.

We plan to obtain the detailed product information and photographs for our website from our suppliers. We do not believe that this will be difficult as most manufacturers and suppliers welcome new business and typically do not mind to share product information.

Depending on the number of shares that we sell from this offering, we plan to keep an inventory of used and new auto parts.  This inventory will consist of the most popular models with highest turnover rate.  We will display our inventory on our website. We plan to offer our inventory at price marked-up 50% to 60% of our cost. We will reduce our parts inventory cost by purchasing salvage cars directly from salvage auctions. We will also try to reduce our shipping costs by combining whole car and parts shipping. Savings will be passed to our clients.

European crisis

The European financial crisis has caused a negative ripple effect on economies throughout the world, making the automaker's outlook uncertain. A downturn in the European automotive sales can have a negative impact on the aftermarket automotive parts which can negatively affect our business.

Additional economic downturns may also have the effect of reducing the number of miles driven, which in turn may reduce the demand for aftermarket auto parts.

The online market for aftermarket auto parts is less developed than the online market for many other business and consumer products. Our success will depend in part on our ability to attract new customers and customers who have historically purchased auto parts through traditional retail and wholesale operations. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers to our websites and convert them into purchasing customers. Aside from we believe that our website will offer the following advantages over traditional distribution methods for aftermarket automotive parts:

1) Convenience: being able to order auto parts online at any time of the day or night without having to leave the home.

2) Ability to search through the inventory in a matter of minutes instead of spending time and gas going driving from store to store in search of the same product.

Shipping

Shipping will depend on category of auto parts: body parts will be shipped by air freight to our warehouse in Helsinki, Finland.   From Helsinki auto parts will be sent to customer. Small parts will be shipped by regular international mail such as USPS directly to customers. We have verbal agreement with Infiniti Shipping Inc. of Valley Stream, NY for shipping of our product. Infinity Shipping Inc. is one of Finnair freight agents. We have filed the following agreement with Infinity Shipping:

Verbal Agreement with Infinity Shipping Inc.:

Infinity Shipping Inc. of Valley Stream, NY has agreed verbally to pick up and ship our freight by air on as needed bases. Shipping fees will be Infinity’s basic rate which may vary daily due to fluctuating fuel costs.

We expect shipping time for small parts delivered by USPS to be approximately be one to two weeks. Body parts will be delivered by air with 5-10 days shipping time. Parts and whole cars shipped to our Helsinki warehouse will travel in container by sea with delivery time of approximately one month.

Shipping for wholesale buyer will be made by sea containers to port Kotka, Finland

We think our company will rely mainly on slower methods of shipping to save money.

As specified in our plan of operation we will rent warehouse space in Kotka Finland which is located close to airport in Helsinki, Finland.  Also Kotka , Finland has own container sea port. All products received by our distribution center will be entered into our inventory tracking system, allowing us to closely monitor inventory status on a real-time basis. We expect to rent 300-500 square feet for approximately $1,000 per month. We allocate only $1,000 for warehouse rent because we will only be renting it during the last month of our 12 month. We allocate only 300 to 500 square feet for warehouse rent because we will only be renting it during the last month of our 12 month Plan. We are going to rent bigger space for our distribution center during second year of operation. Also if we need more space we can rent additional space if needed.

Delivery from our vendors to our customers

We hope to developed relationships with several U.S.-based automobile parts distributors that operate their own distribution centers and will deliver products directly to our customers. Using this method, a customer order for an item that is not in stock in our distribution center is automatically transmitted to the system, which will seek to fill the order from our selection of distributors. We plan to enter into affiliate program with US based distributors and receive commission payment as per affiliate agreements when customer makes a purchase using link from our web site. We estimate that commission rate for parts shipped directly from U.S.-based distributers will be 8%-10% from total parts price.

Agreement with LT United Inc.

We have executed an agreement with LT United Inc. as our Agent to store and ship our inventory for US Parts Online Inc. Agent's relationship with the Company will be that of an independent contractor and not an employee. LT United Inc. is neither affiliated nor related to the Company or its officer. The following are the services specified in the agreement between LT United Inc. (“Agent”) and US Part Online Inc. (“Company”):

1) Agent shall use its best efforts to provide the services ("the Services") to the company as requested and further described herein on a non-exclusive or exclusive basis, as reasonably requested by the Company.

2) Agent fee shall be calculated as 0.6 dollar per 1 lb. (Port to Port) The Agent fee shall exclude value added tax, postage and packaging, insurance. Shipping and handling will be executed by Agent and billed later to Company on exact same amount the Agent paid. The Agent shall store all Companies shipment free of charge at The Agent warehouse.

3) The Company shall make use of the Agent’s services for a period of six months commencing on Effective Date and continuing thereafter on a month to month basis until this Agreement is terminated in accordance with paragraph 6.

4) Independent Contractor. Agent's relationship with the Company will be that of an independent contractor and not an employee. Agent will not be eligible for any employee benefits, nor will the Company make deductions from consideration paid to Agent for taxes, all of which will be Agent's responsibility. Agent will have no authority to enter into contracts that bind the Company or create obligations on the part of the Company without the prior written authorization of the Company.

5) This Agreement shall be governed by and construed in accordance with the laws of the State of Georgia.

6) The Corporation or the Agent may terminate the Agreement by providing no less than 30 days resignation notice in writing.

7) No term of this Agreement may be amended or waived except with the written consent of the parties

8) Any notice required or permitted by this Agreement shall be in writing and shall be (I) delivered personally, (II) sent by certified or registered mail, postage prepaid, return receipt requested. Agent fee will be passed trough to the ultimate customer.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are not quoted on the OTC Bulletin Board at this time.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

 As of November 30, 2013, no shares of our common stock have traded.

Number of Holders

As of November 30, 2013, the 5,000,000 issued and outstanding shares of common stock were held by our director only.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended November 30, 2013 and 2012.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED NOVEMBER 30, 2012 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 2013.

Our net loss for the fiscal year ended November 30, 2013 was $3,063 compared to a net loss of $ 9,630 during the fiscal year ended November 30, 2012. During fiscal year ended November 30, 2013, the Company has generated $15,000 in revenue.

During the fiscal year ended November 30, 2013, we incurred professional fees of $7,588 and general and administrative fees of $ 3,475 compared to professional fees of $ 9,164 and general and administrative fees of $466 incurred during fiscal year ended November 30, 2012.

Expenses incurred during the fiscal year ended November 30, 2013 compared to fiscal year ended November 30, 2012 increased primarily due to the increased scale and scope of business operations.

 The weighted average number of shares outstanding was 5,000,000 for the fiscal year ended November 30, 2013 and 5,000,000 for the period ended November 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED NOVEMBER 30, 2013 AND 2012

As of November 30, 2013, our total assets were $92 comprised of cash and cash equivalents of $ 92 and our total liabilities were $8,350 comprised of notes payable to related parties.

As of November 30, 2012, our total assets were $3,155 comprised of cash and cash equivalents of $155 and deposits of $ 3,000. Stockholders’ equity decreased from $(5,195) as of November 30, 2012 to $(8,258) as of November 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended November 30, 2013, net cash flows used in operating activities was $(63) consisting of a net loss of $(3,063). For the fiscal year ended November 30, 2012, net cash flows used in operating activities were $(12,630) consisting of a net loss of $ (9,630). Net cash flows used in operating activities was $(13,258) for the period from inception October 10, 2011 to November 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended November 30, 2013, net cash from financing activities was zero.  For the fiscal year ended

November 30, 2012, net cash from financing activities was $7,700 consisting of $7,700 of proceeds received from loan from a director. For the period from inception (October 10, 2011) to November 30, 2013, net cash provided by financing activities was $13,350 consisting of $5,000 of proceeds received from issuances of common stock and $8,350 in loan from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of software; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any offbalance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our November 30, 2013 and November 30, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

US PARTS ONLINE, INC.

Henderson, Nevada

FINANCIAL STATEMENTS

November 30, 2013 and 2012

0

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors andStockholders US Parts Online, Inc.

We have audited the accompanying balance sheet of US Parts Online, Inc. as of  November 30, 2013 and 2012 and the related statements of operations, stockholders’ equity, and cash flows for the years ended November 30, 2013 and 2012 and for the period October 10, 2011 (inception) through November 30, 2013. US Parts Online Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Parts Online, Inc. as of November 30, 2013 and 2012, and the results of its operations and its cash flows for years ended November 30, 2013 and 2012 and the period October 10, 2011 (inception) through November 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company is in the development stage, has earned only minimal revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended November 30, 2013 and from October 10, 2011 (inception) through November 30, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
St. Louis Park, Minnesota
March 3, 2014

1660 South Highway 100

Suite 500

St. Louis Park, Minnesota 55416

630.277.2330

US Parts Online, Inc. (A Development Stage Company)Balance Sheets
ASSETS	November 30, 2013	November 30, 2012

Current Assets
Cash and cash equivalents	$92	155

Total Current Assets	92	155

Deposits	-	3,000

Total Assets	$92	3,155

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Loan from director	$8,350	8,350

Total Liabilities	8,350	8,350

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value: Authorized 750,000,000 shares: Issued and outstanding 5,000,000 shares.	5,000	5,000
Deficit Accumulated During the Development Stage	(13,258)	(10,195)

Total Stockholders’ Equity (Deficit)	(8,258)	(5,195)

Total Liabilities and Shareholders’ Deficit	$92	3,155

The accompanying notes are an integral part of these financial statements.

US Parts Online, Inc. (A Development Stage Company)Statements of Operations
	Year Ended November 30, 2013	Year Ended November 30, 2012	Period from October 10, 2011 (inception) to November 30, 2013
Revenue
Parts Sales	$15,000	-	15,000
Total Income	15,000	-	15,000

Cost of Goods Sold
Parts Purchases	7,000	-	7,000
Total COGS	7,000	-	7,000

Gross Profit	8,000	-	8,000

Operating Expenses
Professional fees	7,588	9,164	16,752
General and administrative	3,475	466	4,506

Total Operating Expenses	11,063	9,630	21,258

Net Loss From Operations	(3,063)	(9,630)	(13,258)

Net Loss	$(3,063)	(9,630)	(13,258)

Basic and diluted net loss per common share	$(0.00)	(0.00)	(0.00)

Weighted-average number of common shares outstanding	5,000,000	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

US Parts Online, Inc. (A Development Stage Company) Statements of Stockholders’ Equity (Deficit)
	Common Stock Shares Amount		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at inception October 10, 2011	-	-	-	-	-

Shares issued for cash at $0.001 per share	5,000,000	5,000	-	-	5,000

Net Loss for the period ended October 10, 2011 through November 30, 2011	-	-	-	(565)	(565)

Balance as of November 30, 2011	5,000,000	5,000	-	(565)	4,435

Net Loss for the year ended November 30, 2012	-	-	-	(9,630)	(9,630)

Balance as of November 30, 2012	5,000,000	5,000	-	(10,195)	(5,195)

Net Loss for the year ended November 30, 2013	-	-	-	(3,063)	(3,063)

Balance as of November 30, 2013	5,000,000	$5,000	-	(13,258)	(8,258)

The accompanying notes are an integral part of these financial statements.

US Parts Online, Inc. (A Development Stage Company) Statements of Cash Flows
	Year Ended November 30, 2013	Year Ended November 30, 2012	Period from October 10, 2011 (inception) to November 30, 2013
Cash flows from operating activities:
Net loss	$(3,063)	(9,630)	(13,258)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in operating assets and liabilities:
Deposit	3,000	(3,000)	-
Accounts payable	-	-	-
Expenses paid on behalf of the Company by a related party	-	-	-

Net cash used in operating activities	(63)	(12,630)	(13,258)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	5,000
Proceeds from related-party loan	-	7,700	8,350

Net cash provided by financing activities	-	7,700	13,350

Net increase (decrease) in cash	(63)	(4,930)	92
Cash, beginning of the period	155	5,085	-
Cash, end of the period	$92	155	92

Supplemental Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

US Parts Online, Inc.

(A Development Stage Company)

Notes to Financial Statements

November 30, 2013 and 2012

NOTE 1—ORGANIZATION AND NATURE OF BUSINESS

US Parts Online Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 10, 2011.  We are a development stage company, formed to resell used and brand new auto parts.  We plan on reselling auto parts from USA based vendors to European market via an Internet shop.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of six months or less to be cash equivalents. The Company had $92 of cash and cash equivalents as of November 30, 2013 and $155 of cash and cash equivalents as of November 30, 2012.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted

US Parts Online, Inc.

(A Development Stage Company)

Notes to Financial Statements

November 30, 2013 and 2012

weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2013 and November 30, 2012.

Inventory

Inventory is valued at the lower of cost or market.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3—GOING CONCERN

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

NOTE 4—LOAN FROM STOCKHOLDER

On November 18, 2011, a director loaned $100 to the Company to open the bank account. The loan is unsecured, non-interest bearing and due on demand. For the period ended November 30, 2011, a director paid for operating expenses on behalf of the Company in the amount of $550. For the year ended November 30, 2012, a director loaned the company $7,700 for operating expenses. As of November 30, 2012 and 2013, the balance due and owing to the stockholder was $8,350.  The loan is unsecured, non-interest bearing and due on demand.

NOTE 5—STOCKHOLDERS’ EQUITY

Common Stock

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of November 30, 2013 and November 30, 2012 there were 5,000,000 shares of common stock issued and outstanding.

Rights Offering

On February 28, 2012, the Company filed a registration statement with the SEC on Form S-1 relating to initial offering of our common stock up to a maximum of 8,000,000 common shares at a fixed price of $.01 per common share.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge. There is no obligation for the officer to continue this arrangement. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

US Parts Online, Inc.

(A Development Stage Company)

Notes to Financial Statements

November 30, 2013 and 2012

NOTE 7 – INCOME TAXES

As of November 30, 2013, the Company had net operating loss carry forwards of approximately $13,258 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	November 30, 2013	November 30, 2012
Federal income tax benefit attributable to:
Current operations	$3,063	$9,630
Less: valuation allowance	(3,063)	(9,630)
Net provision for Federal income taxes	$-	-

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	November 30, 2013	November 30, 2012
Deferred tax asset attributable to:
Net operating loss carry over	$1,041	3,274
Less: valuation allowance	(1,041)	(3,274)
Net deterred tax asset	$-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,258 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8—SUBSEQUENT EVENTS

We evaluated all events or transactions up to the date we issued these financial statements. During this period we did not have any  material subsequent events that impacted our financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2013 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.

We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.

We did not maintain appropriate cash controls – As of November 30, 2013, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at November 30, 2013, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2013, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position

Dmitrijs Podlubnijs 2360 Corporate Circle Suite 400, Henderson NV 89074	40	President, Chief Executive Officer, Secretary, Chief Financial Officer and Chief Accounting Officer

Biographical Information and Background of officer and director

Dmitrijs Podlubnijs has acted as our sole officer and director since our incorporation on October 17, 2011. From January 2011 to present, Dmitrijs Podlubnijs devoted his time to researching used new and used car parts industry. He researched information in books and on internet. He also traveled to different European country to study car parts business there. Mr.Podlubnijs has worked at Astrareal OY, Freight Forwarding and Port Operations Handling company in Kotka, Finland from 1997 to January 2011. His responsibility was warehouse manager.  He has experience relating to whether certain auto parts will be salable. He has knowledge and experience to keep warehouse running smoothly.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole director, Lisbeth Guerrero; our president currently devotes approximately twenty hours per week to company matters. We intend to hire employees on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “Named Executive Officers”) from inception on October 10, 2011until November 30, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Dmitrijs Podlubnijs	2012	0	0	0	0	0	0	0	0
President	2013	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of November 30, 2013, we had no pension plans or compensatory plans or other arrangements that provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of November 30, 2013 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Dmitrijs Podlubnijs 2360 Corporate Circle Suite 400, Henderson NV 89074	5,000,000 shares of common stock (director)	100%

The percent of class is based on 5,000,000 shares of common stock issued and outstanding as of the date of this annual report.

Item 13. Certain Relationships and Related Transactions

During the year ended November 30, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended November 30, 2013, we incurred approximately $6,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended February 27, 2013, May 31, 2013 and, August 31, 2013 and November 30, 2013.

.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

31.2

Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1

Certification   of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US PARTS ONLINE INC.
Dated: March 7, 2014	By: /s/ Dmitrijs Podlubnijs
Dmitrijs Podlubnijs , President and Chief Executive Officer and Chief Financial Officer