Form 10-Q
period 2014-05-31
US Parts Online Inc
filed 2014-07-15
CIK 1541165

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 14, 2014
Common Stock: $0.001	6,370,000

US PARTS ONLINE INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	May 31, 2014 (unaudited)	November 30, 2013

ASSETS

Current Assets
Cash and cash equivalents	$ 369	$ 92

Total Current Assets	$ 369	$ 92

Total Assets	$ 369	$ 92

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Loan from director	$ 16,850	$ 8,350

Total Liabilities	$ 16,850	$ 8,350

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 6,370,000 and 5,000,000 shares issued and outstanding respectively;	6,370	5,000
Additional Paid-in Capital	12,330
Deficit accumulated during the development stage	(35,181)	(13,258)
Total Stockholders’ Equity (Deficit)	(16,481)	(8,258)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 369	$ 92

The accompanying notes are an integral part of these condensed financial statements.

US PARTS ONLINE INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended May 31, 2014	For the three months ended May 31, 2013	For the six months ended May 31, 2014	For the six months ended May 31, 2013	Cumulative from Inception (October 10, 2011) to May 31, 2014

Income
Parts Sales	$ -		$ -	$ 15,000	$ 15,000
Total Income	$ -		$ -	$ 15,000	$ 15,000

Cost of Goods Sold
Parts Purchases	$ -		$ -	$ 7,000	$ 7,000
Total COGS	$ -		$ -	$ 7,000	$ 7,000

GROSS PROFIT	$ -		$ -	$ 8,000	$ 8,000

OPERATING EXPENSES
Professional fees	14,265	1,250	21,765	4,989	38,517
General and Administrative expenses	61	30	158	90	4,664

TOTAL OPERATING EXPENSES	14,326	1,280	21,923	5,079	40,181

NET LOSS FROM OPERATIONS	(14,326)	(1,280)	(21,923)	2,921	(35,181)

PROVISION FOR INCOME TAXES	-		-	-	-

NET LOSS	$ (14,326)	$ (1,280)	$ (21,923)	$ 2,921	$ (35,181)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,038,478	5,000,000	5,820,989	5,000,000

The accompanying notes are an integral part of these condensed financial statements.

US PARTS ONLINE INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended May 31, 2014	For the six months ended May 31, 2013	Cumulative from Inception (October 10, 2011) through May 31, 2014 )
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/ loss for the period	$ (14,326)	$ (1,280)	$ (35,181)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Deposit	-	-	-
Expenses paid on behalf of the Company by a related party	-	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,326)	(1,280)	(35,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	5,000	-	18,700
Director Loan	8,500	-	16,850
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	13,500	-	35,550

NET INCREASE IN CASH	(826)	(1,280)	369
Cash, beginning of period	$ 92	$ 4,356	-
	155	5,085	-
Cash, end of period	$ 369	$ 3,076	$ 369

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.

US PARTS ONLINE INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2014 (UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

US Parts Online Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 10, 2011.  We are a development stage company, formed to resell used and brand new auto parts.  We plan on reselling auto parts from USA based vendors to European market via an internet shop.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2013 audited financial statements.  The results of operations for the periods ended May 31, 2014 are not necessarily indicative of the operating results for the full years.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of May 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of six months or less to be cash equivalents. The Company had $92 of cash and cash equivalents as of November 30, 2013 and $369 of cash and cash equivalents as of May 31, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2014.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 5 – LOAN FROM SHAREHOLDER

The balance due to the shareholder was $16,850 as of May 31, 2014.  The loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of November 30, 2011 there were 5,000,000 shares of common stock issued and outstanding.

As of February 28, 2014, the Company issued 870,000 shares of common stock at $0.01 per share for total proceeds of $8,700.

As of May 31, 2014, the Company issued 500,000 shares of common stock at $0.01 per share for total proceeds of $ 5,000.

As of May 31, 2014, there were 6,370,000 shares of common stock issued and outstanding.

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

Three And Three Six Months Periods Ended May 31, 2014 and 2013

Our net loss for the three months periods ended May 31, 2014 and 2013 were $14,326 and $1,280. The increase to professional fees relates to additional costs paid to transfer agent. We have not generated any revenue during the three months ended May 31, 2014 and 2013.

Our net loss for the six months period ended May 31, 2014 was $21,923 and the net income of $2,921 for the six months period ended May 31, 2013 as we have generated $8,000 gross profit from selling car parts.

The weighted average number of shares outstanding was 6,038,478 and 5,000,000 for the three months periods ended May 31, 2014 and 2013; the weighted average number of shares outstanding was 5,820,989 and 5,000,000 for the six months periods ended May 31, 2014 and 2013.

Liquidity and Capital Resources

Three Months Period Ended May 31, 2014

As at May 31, 2014, our total assets were $369 compared to $92 in total assets at November 30, 2013. Total assets were comprised of cash and cash equivalents. As at May 31, 2014, our current liabilities were $16,850. Stockholders’ deficit was $(16,481) as of May 31, 2014 compare to current liabilities $8,350 and stockholders' equity of $(8,258) as of November 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months periods ended May 31, 2014 and 2013, net cash flows used in operating activities were $14,326 and $1,280. For the period from inception (October 10, 2011) to May 31, 2014, net cash flows used in operating activities was $35,181.

Cash Flows from Investing Activities

For the three months period ended May 31, 2014, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the six months period ended May 31, 2014, cash flow for financing activities was $13,500 comprised of issuance of common stock and director loan.  For the six months period ending May 31, 2013, cash flows from financing activities was $0.  For the period from inception (October 10, 2011) to May 31, 2014, net cash provided by financing activities was $35,550 received from proceeds from issuance of common stock and director loan.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective, due to lack of segregation of duties and limited formal review process, as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

US Parts Online Inc.
Dated: July 14, 2014	By: /s/ Dmitrijs Podlubnijs
Dmitrijs Podlubnij, President and Chief Executive Officer and Chief Financial Officer