Form 10-Q
period 2014-08-31
US Parts Online Inc
filed 2014-10-09
CIK 1541165

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 9, 2014
Common Stock: $0.001	6,370,000

2

US PARTS ONLINE INC.

CONDENSED BALANCE SHEETS

	August 31, 2014 (unaudited)	November 30, 2013

ASSETS

Current Assets
Cash and cash equivalents	$ 233	$ 92

Total Current Assets	$ 233	$ 92

Total Assets	$ 233	$ 92

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Loan from director	$ 18,100	$ 8,350

Total Liabilities	$ 18,100	$ 8,350

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 6,370,000 and 5,000,000 shares issued and outstanding respectively;	6,370	5,000
Additional Paid-in Capital	12,330
Accumulated Deficit	(36,567)	(13,258)
Total Stockholders’ Equity (Deficit)	(17,867)	(8,258)

Total Liabilities and Stockholders’ Equity (Deficit)	$ 233	$ 92

The accompanying notes are an integral part of these condensed consolidated financial statements.

US PARTS ONLINE INC.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended August 31, 2014 (unaudited)	For the three months ended August 31, 2013 (unaudited)	For the nine months ended August 31, 2014 (unaudited)	For the nine months ended August 31, 2013 (unaudited)

Income
Parts Sales	$ -	$ -	$ -	$ 15,000
Total Income	$ -	$ -	$ -	$ 15,000

Cost of Goods Sold
Parts Purchases	$ -	$ -	$ -	$ 7,000
Total COGS	$ -	$ -	$ -	$ 7,000

GROSS PROFIT	$ -	$ -	$ -	$ 8,000

OPERATING EXPENSES
Professional fees	1,350	1,250	23,115	6,239
General and Administrative expenses	36	30	194	3,120

TOTAL OPERATING EXPENSES	1,386	1,280	23,309	9,359

NET LOSS FROM OPERATIONS	(1,386)	(1,280)	(23,309)	(1,359)

PROVISION FOR INCOME TAXES	-		-	-

NET LOSS	$ (1,386)	(1,280)	$ (23,309)	$ (1,359)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	(0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	6,370,000	5,000,000	5,870,000	5,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

US PARTS ONLINE INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine months ended August 31, 2014	For the nine months ended August 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/ loss for the period	$ (1,386)	$ (1,359)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Changes in assets and liabilities:
Deposit	-	3,000
Expenses paid on behalf of the Company by a related party	-	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(1,386)	1,641

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-
Director Loan	1,250	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,250	-

NET INCREASE IN CASH	(136)	1,641
Cash, beginning of period	$ 92	$ 155
Cash, end of period	$ 233	$ 1,796

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these condensed consolidated financial statements.

US PARTS ONLINE INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2014

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

US Parts Online Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 10, 2011.  We are a development stage company, formed to resell used and brand new auto parts.  We plan on reselling auto parts from USA based vendors to European market via an internet shop.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2013 audited financial statements.  The results of operations for the periods ended August 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company had no revenues as of August 31, 2014.  The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of nine months or less to be cash equivalents. The Company had $3,092 of cash and cash equivalents as of November 30, 2013 and $233 of cash and cash equivalents as of August 31, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2014.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

NOTE 5 – LOAN FROM SHAREHOLDER

The balance due to the shareholder was $18,100 as of August 31, 2014.  The loan is unsecured, non-interest bearing and due on demand.

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

As of August 31, 2014, there were 6,370,000 shares of common stock issued and outstanding.

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

Three And Three Nine Months Periods Ended August 31, 2014 and 2013

Our net loss for the three months periods ended August 31, 2014 and 2013 were $1,386 and $1,280. The increase to professional fees relates to additional costs paid to transfer agent. We have not generated any revenue during the three months ended August 31, 2014 and 2013.

Our net loss for the nine months period ended August 31, 2014 was $23,309 and $9,359 for the nine months period ended August 31, 2013.

The weighted average number of shares outstanding was 6,370,000 for the three months periods ended August 31, 2014 and 2013; the weighted average number of shares outstanding was 5,870,000 and 5,000,000 for the nine months periods ended August 31, 2014 and 2013.

Liquidity and Capital Resources

Three Months Period Ended August 31, 2014

As at August 31, 2014, our total assets were $233 compared to $92 in total assets at November 30, 2013. Total assets were comprised of cash and cash equivalents. As at August 31, 2014, our current liabilities were $18,100 and stockholders’equity was $(17,867) as of August 31, 2014 compare to current liabilities $8,350 and stockholders' equity of $(8,258) as of November 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months periods ended August 31, 2014 and 2013, net cash flows used in operating activities were $(1,386) and $1,641.

Cash Flows from Investing Activities

For the nine months period ended August 31, 2014, the Company have not generated any cash flow.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity. For the nine months period ended August 31, 2014, cash flow for financing activities was $1,250 comprised of director loan.  For the nine months period ending August 31, 2013, cash flows from financing activities was $0.

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

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective, due to lack of segregation of duties and limited formal review process, as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended August 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Exhibit Description

(101)**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US Parts Online Inc.
Dated: October 9, 2014	By: /s/ Dmitrijs Podlubnijs
Dmitrijs Podlubnij, President and Chief Executive Officer and Chief Financial Officer