Form 10-K
period 2014-11-30
US Parts Online Inc
filed 2015-03-17
CIK 1541165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-179765

US PARTS ONLINE INC.
(Exact name of registrant as specified in its charter)

Nevada	3714	39-2078722
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

 US Parts Online Inc.

Room 2809-12, 28/F,

Office Tower, Convention Plaza,

1 Harbour Road, Wanchai, Hong Kong

(852) 36930998

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

As of March 16, 2015, the registrant had 6,370,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 16, 2015.

PART I

Item 1. Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The cautions outlined herein should not be construed as complete or exhaustive. Except as required by applicable law, including the securities laws, we do not intend to update or revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

In this report, “we,” “us,” “our” and the “Company” refer to US Parts Online Inc. unless the context otherwise requires.

General

We were incorporated in the state of Nevada on October 17, 2011. Our business plan is the resale of used and new auto parts from US based suppliers via an internet web site to European and Asian customers. We plan to develop a website that will display a variety of products and prices. The only revenue we have earned to date is $15,000 from parts sale and consulting services.

We have not generated revenues and have incurred a cumulative net loss as reflected in the financial statements. We have minimal assets and have incurred losses since inception. Our limited start-up activity has consisted of the formation of our business plan and identification of our target market.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. This is because we have not generated any revenues.

Change of Control

On October 27, 2014 (the “Closing”), Hong Kong Wanfeng International Investment Group Co., Limited ("Purchaser"), entered into a Stock Purchase Agreement (the "Purchase Agreement") with Dmitrijs Podlubnijs ("Seller"), pursuant to which the Seller sold for an aggregate purchase price of $390,000, 5,000,000 shares of the Common Stock of the Company to Purchaser. At the Closing, the Purchaser acquired an aggregate of 5,000,000 shares of Common Stock, or approximately 78.49% of the issued and outstanding Common Stock and attained voting control of the Company. In connection with the acquisition of the shares of Company by the Purchaser, Mr. Podlubnijs resigned from our board of directors effective as of October 27, 2014 and Lu Miao, Liu Yihe, and Chong Cheuk Man Yuki were appointed to the Company's Board of Directors.

Currently, the new Board of Directors are evaluating our business plan. As of the date of this report, the new Board has no intention to significantly change the original business plan. No business operations have been conducted since the Change of Control. Our principal office address is located at Room 2809-12, 28/F, Office Tower, Convention Plaza, 1 Harbour Road Wanchai, Hong Kong. We do not own or lease any office space at this time. Currently, our directors conduct our business affairs at a small area in the premises leased by the majority shareholder, Hong Kong Wanfeng International Investment Group Co., Limited. Our telephone number is (852) 36930998. We are a development stage company and have not earned any revenue. To date, we have not generated any revenues. Given that our business plan consists of reselling auto parts, our activities to date constitute only nominal operations. As a result, we are a shell company as defined in Rule 405 promulgated under the Securities Act of 1933, as amended.

Product

Our business plan consists of buying auto parts from US based companies and selling these auto parts via a website to European and Asian customers. Almost no US companies deliver body parts outside the US. Auto parts are planned to be delivered by air freight, by sea in containers or by regular international mail.

Demand for U.S. manufactured aftermarket auto parts is driven mainly by competitive pricing. Auto parts in US are generally cheaper as low labor cost keeps production costs low. Our prospective customers are looking to buy parts from US market (parts can be made from anywhere in the world but usually cheapest in U.S.) for U.S. made cars imported into Europe. We do not plan to sell auto parts for European made cars. We do not expect to offer any type of warranty for the used products which we plan to sell.

There is no official data to get an estimate of number of US manufactured cars imported to Europe. However, from our unofficial observation it appears that most car dealers sell at least two to four US made cars per month. However we have no official data to support this observation.

Our planned target market is a “ niche ” market and because of the lack of official data, there may be a limited market for U.S.-based parts for U.S. made cars in Europe and Asia. This potentially limited market may inhibit the establishment and growth of our business or result in unpredictable revenues after operations commence.

We will classify our products into two categories: Body Parts and the Small Parts. The Body Parts category is comprised of parts for the exterior of an automobile: bumpers, doors, fenders, grilles, hoods, wheels, radiators. The Body Parts segment will include engines and transmissions. Products in the Body Parts segment cannot be shipped by regular international mail because of heavy weight and big sizes and must be shipped by air over Infinity shipping or by sea in container.

The Small Parts category will include the remainder of car parts that can be shipped by regular mail. We plan to ship products from the Small Parts category by our vendors directly to our customers. If the vendors do not ship internationally, then products in the Small Parts category will be shipped by air or sea.

Our goods will be insured and shipping companies and carriers will bear the risk of loses while in transit. Shipping companies are responsible for broken or missing parts. Our customers will pay shipping cost for small parts to be delivered to Europe or Asia. We plan to save costs on shipment of such parts by shipping them with whole car shipments when possible. Whole car shipment means that the whole car is shipped by sea container prior to it being dismantled for parts.

We will not be able to offer quick shipping for parts for whole cars. When we ship whole cars, shipping costs will be lower but shipping times will be longer. We estimate that we will rely on slower methods of shipping (shipping by sea container) for approximately one half of our orders.

Since the shipment of the whole car is already paid for, the addition of extra parts in the car container will be free to us. We plan to pass these savings to our customers. We may not always have whole car shipments order and at times may not be able to ship parts free. In these cases the approximate charges to ship each type of part on its own is as follows:

	Time	Cost

Small parts shipping by regular mail (max 20 pounds)	From 7 to 14 days	$3-$5 per pound

Body parts shipping by air (any weight)	From 5 to 10 days	Vary monthly due to fluctuating fuel costs.

Body parts shipping by sea container (any weight)	From 30 to 45 days	Less than $1 per pound

After our business commences, we expect approximate gross earnings from parts from one scrap vehicle to be as follows: 1) Body parts: 27 main parts ($5,000-$8,000); 2) Interior parts: 17 parts ($2,000-$4,000); 3) Mechanical parts: 21 main Parts ($6,000-$8,000). These amounts are based on estimated prices taken from average used parts prices selling on websites such as www.car-part.com.

Specialty cars

In addition to car parts, we also plan to sell whole specialty cars unavailable for European and Asian markets. Such cars are sold only in the US and will be marketed to European and Asian customers who are not able to purchase them in Europe and Asia. We plan to make such purchases only per customers’ specific orders. We do not plan to become a specialty car dealer otherwise. We do not have any agreements in place with manufacturers. Along with these specialty cars, we will ship large car parts such as: grills, bumpers, doors, fenders, etc.

We hope to create a website to attract potential customers to place orders for specialty cars. We plan to match these orders with US based car dealers. We plan to negotiate prices and terms by establishing relationships with US car dealers.

Some companies currently offer to ship cars which are unavailable for European and Asian markets. However, these companies offer only car shipping from US to Europe and Asia. Since some car parts supply for those cars are unavailable in Europe, we hope to attract potential customers by offering car parts for these cars.

Website

We plan to develop a website where we plan to offer a selection of aftermarket auto parts. We anticipate that the website will allow customers to search for parts in several ways: by automobile make, model and year, by specific part type such as bumper or mirror, or by product category such as body or engine part. On the website we plan to include detailed product information, photographs and other online content, including informative articles and answers to frequently asked questions, in order to enhance the shopping experience. To purchase products, consumers will click on the "add to cart" button to add products to their virtual shopping cart. Consumers will be able to add and subtract products from their shopping cart as they browse around our online store prior to making a final purchase decision, just as in a physical store. To execute orders, consumers can click on the "checkout" button and, depending upon whether the consumer has previously shopped at our online store, are prompted to supply shipping details online. Prior to finalizing an order by clicking the "submit" button, consumers will be shown their total charges along with the various options chosen at which point consumers still have the ability to change their order or cancel it entirely. Our aspiration is to develop a website that can offer an intuitive online shopping experience combined with useful auto part information and content. We hope our future website will able to cost-effectively attract visitors to our site, offer attractive products and maintain high levels of customer satisfaction.

We plan to obtain the detailed product information and photographs for our website from suppliers. We believe that most manufacturers and suppliers will have product information available for posting on the website in order to generate interest in the products and produce sales.

European crisis

The European financial crisis has caused a negative ripple effect on economies throughout the world, making the automaker's outlook uncertain. A downturn in the European automotive sales can have a negative impact on the aftermarket automotive parts which can negatively affect our projected business.

Additional economic downturns may also have the effect of reducing the number of miles driven, which in turn may reduce the demand for aftermarket auto parts.

The online market for aftermarket auto parts is less developed than the online market for many other business and consumer products. Our success will depend in part on our ability to develop a website, procure products and attract customers who have historically purchased auto parts through traditional retail and wholesale operations. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or price our products more competitively than we currently anticipate in order to attract additional online consumers to our websites and convert them into purchasing customers. We believe that our website will need to offer the following advantages over traditional distribution methods for aftermarket automotive parts:

1) Convenience: being able to order auto parts online at any time of the day or night without having to leave home.

2) Ability to search through the inventory in a matter of minutes instead of spending time and gas driving from store to store in search of the same product.

Delivery from our vendors to our customers

We hope to develop relationships with several U.S.-based automobile parts distributors that operate their own distribution centers and will deliver products directly to our customers. Using this method, a customer order for an item will be filled from our selection of distributors. We plan to enter into affiliate program with US based distributors and receive commission payment as per affiliate agreements when customer makes a purchase using a link from our website. We estimate that commission rate for parts shipped directly from U.S.-based distributers will be 8%-10% from total parts price.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officers and directors. We presently do not have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Properties

We do not own or lease any real estate or other properties. We currently conduct our limited business activity at a small area in premises leased by the majority shareholder, Hong Kong Wanfeng International Investment Group Co., Limited free of charge. We expect to continue to be able to use this space without charge until business operations commence and are profitable and operations warrant renting commercial space.

Item 3. Legal Proceedings

We know of no material, existing or threatened legal proceedings against us. There are no unsatisfied judgments against us, and we are not involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors or officers is an adverse party or has a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a no public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there a market for our common stock will ever develop.

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

As of November 30, 2014, there has been no public trading of our common stock and, therefore, no high and low bid pricing.

Number of Holders

As of November 30, 2014, the 6,370,000 issued and outstanding shares of common stock were held by approximately 28 shareholders.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended November 30, 2014 or 2013. We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future. Upon commencement of operations and generation of revenue, we intend to retain any earnings to finance the expansion of the business.

Use of Proceeds

During the three months ended February 28, 2014, the Company issued 870,000 shares of common stock at $0.01 per share to raise $8,700 pursuant to the Company’s Registration Statement (“Registration Statement”) on Form S-1/A filed on July 29, 2013 and declared effective by the U.S. Securities and Exchange Commission on August 14, 2013. During the three months ended May 31, 2014, the Company further issued 500,000 shares of common stock at $0.01 per share to raise $5,000 pursuant to the Registration Statement. The aggregate proceeds of $13,700 received by the Company in said offerings were used as working capital of the Company.

Company Repurchase of our Equity Securities

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

RESULTS OF OPERATIONS

We have incurred recurring losses to date. We have no operations and minimal assets. Our limited start-up activity has consisted of the formation of our business plan and identification of our target market. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

Because we have not generated any revenues and no revenues are anticipated until we implement our business plan, our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. We have no plans at this time to raise additional capital. We can make no assurance that our business operations will commence or that we will stay in business after business operations commence.

FISCAL YEAR ENDED NOVEMBER 30, 2013 COMPARED TO FISCAL YEAR ENDED NOVEMBER 30, 2014.

Our net loss for the fiscal year ended November 30, 2014 was $29,492 compared to a net loss of $3,063 during the fiscal year ended November 30, 2013. During fiscal year ended November 30, 2014, the Company has no revenue in 2014 while $15,000 was earned as revenue during fiscal year ended November 30, 2013.

During the fiscal year ended November 30, 2014, we incurred professional fees of $29,214 and general and administrative fees of $278 compared to professional fees of $7,588 and general and administrative fees of $3,475 incurred during fiscal year ended November 30, 2013.

Professional fees incurred during the fiscal year ended November 30, 2014 compared to fiscal year ended November 30, 2013 increased primarily due to the two exercises of sales of common stocks and the change of control during the year.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED NOVEMBER 30, 2014 AND 2013

As of November 30, 2014, we have no assets and our total liabilities were $5,700 comprised of current accrued professional fees.

As of November 30, 2013, our total assets were $92 comprised of cash and cash equivalents of $92. Stockholders’ equity increased from $(8,258) as of November 30, 2013 to $(5,700) as of November 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended November 30, 2014, net cash flows used in operating activities was $(23,792) consisting of a net loss of $(29,492). For the fiscal year ended November 30, 2013, net cash flows used in operating activities were $(63) consisting of a net loss of $(3,063).

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended November 30, 2014, net cash from financing activities was $23,700 consisting of proceeds from sales of common stock of $13,700 and advance from director of $10,000. For the fiscal year ended November 30, 2013 there was no activity.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through further issuances of equity and/or debt securities or obtaining loans. Our working capital requirements are expected to increase in line with the growth of our business.

Further advances, equity and debt instruments are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the equity offerings and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) development of a website; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and/or debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our November 30, 2014 and November 30, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

US PARTS ONLINE, INC.

Henderson, Nevada

FINANCIAL STATEMENTS

November 30, 2014 and 2013

10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders US Parts Online, Inc.

We have audited the accompanying balance sheet of US Parts Online, Inc. as of November 30, 2014 and 2013 and the related statements of operations, stockholders’ equity, and cash flows for the years ended November 30, 2014 and 2013 US Parts Online Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of US Parts Online, Inc. as of November 30, 2014 and 2013, and the results of its operations and its cash flows for years ended November 30, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company has suffered net losses and has had negative cash flows from operating activities during the years ended November 30, 2014 and 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

KLJ & Associates, LLP

St. Louis Park, Minnesota

March 16, 2015

1660 Highway 100 South

Suite 500

St. Louis Park, Minnesota 55416

630.277.2330

US Parts Online, Inc.

Balance Sheets

	November 30, 2014	November 30, 2013
ASSETS

Current Assets
Cash and cash equivalents	$-	$92

Total Current Assets	-	$92

Deposits	-	-

Total Assets	$-	$92

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$5,700	$-
Loan from stockholder	-	8,350

Total Liabilities	5,700	8,350

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value: Authorized 75,000,000 shares: Issued and outstanding 6,370,000 shares at November 30, 2014; 5,000,000 at November 30, 2013	6,370	5,000
Additional Paid-in Capital	30,680	-
Accumulated Deficit	(42,750)	(13,258)

Total Stockholders’ Deficit	(5,700)	(8,258)

Total Liabilities and Shareholders ’ Deficit	$-	$92

The accompanying notes are an integral part of these financial statements.

US Parts Online, Inc.

Statements of Operation

	Year Ended November 30, 2014	Year Ended November 30, 2013
Revenue
Parts Sales	$-	$15,000
Total Income	-	15,000

Cost of Goods Sold
Parts Purchases	-	7,000
Total COGS	-	7,000

Gross Profit	-	8,000

Operating Expenses
Professional fees	29,214	7,588
General and administrative	278	3,475

Total Operating Expenses	29,492	11,063

Net Loss From Operations	(29,492)	(3,063)

Net Loss	$(29,492)	$(3,063)

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Weighted-average number of common shares outstanding	6,279,214	5,000,000

The accompanying notes are an integral part of these financial statements.

US Parts Online Inc.

Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of November 30, 2012	5,000,000	5,000	-	(10,195)	(5,195)

Net loss for the year ended November 39, 2013	-	-	-	(3,063)	(3,063)

Balance as of November 30, 2013	5,000,000	5,000	-	(13,258)	(8,258)

Shares issued for cash at $0.001 per share	1,370,000	1,370	12,330	-	13,700

Contributed capital	-	-	18,350	-	18,350

Net Loss for the year ended November 30, 2014	-	-	-	(29,492)	(29,492)

Balance as of November 30, 2014	6,370,000	$6,370	30,680	(42,750)	(5,700)

The accompanying notes are an integral part of these financial statements.

US Parts Online, Inc.

Statements of Cash Flows

	Year Ended November 30, 2014	Year Ended November 30, 2013
Cash flows from operating activities:
Net loss	$(29,492)	(3,063)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Deposit	-	3,000
Accounts payable and accrued expenses	5,700	-

Net cash used in operating activities	(23,792)	(63)

Cash flows from financing activities:
Proceeds from sale of common stock	13,700	-
Proceeds from director loan	10,000	-

Net cash provided by financing activities	23,700	-

Net decrease in cash	(92)	(63)
Cash, beginning of the period	92	155
Cash, end of the period	$-	92

Supplemental Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash financing activity:
Additional Paid-in Capital	$18,350	$-

The accompanying notes are an integral part of these financial statements.

US Parts Online, Inc.

Notes to Financial Statements

November 30, 2014 and 2013

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

US Parts Online Inc. (the "Company") was incorporated under the laws of the State of Nevada on October 10, 2011. We are a development stage company, formed to resell used and brand new auto parts. We plan on reselling auto parts from USA based vendors to European market via an Internet shop.

On October 27, 2014 (the “Closing”), Hong Kong Wanfeng International Investment Group Co., Limited ("Purchaser"), entered into a Stock Purchase Agreement (the "Purchase Agreement") with Dmitrijs Podlubnijs ("Seller"), pursuant to which the Seller sold for an aggregate purchase price of $390,000, 5,000,000 shares of the Common Stock of the Company. At the Closing, the Purchaser acquired an aggregate of 5,000,000 shares of Common Stock, or approximately 78.49% of the issued and outstanding Common Stock and attained voting control of the Company. In connection with the acquisition of the shares of Company by the Purchaser, Mr. Podlubnijs resigned from our board of directors effective as of October 27, 2014 and Lu Miao, Liu Yihe, and Chong Cheuk Man Yuki were appointed to the Company's Board of Directors.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of six months or less to be cash equivalents. The Company had no cash and cash equivalents as of November 30, 2014 and $92 of cash and cash equivalents as of November 30, 2013.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of November 30, 2014 and November 30, 2013.

US Parts Online, Inc.

Notes to Financial Statements

November 30, 2014 and 2013

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is valued at the lower of cost or market.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 — GOING CONCERN

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

NOTE 4 — ACCRUED EXPENSES

The balance represents accrued professional fees which are all current.

NOTE 5 — LOAN FROM DIRECTOR

On November 18, 2011, a director loaned $100 to the Company to open the bank account. The loan is unsecured, non-interest bearing and due on demand. For the period ended November 30, 2011, a director paid for operating expenses on behalf of the Company in the amount of $550. For the year ended November 30, 2012, a director loaned the company $7,700 for operating expenses. As of November 30, 2013, the balance due and owing to the director was $8,350. During the year ended November 30, 2014, the director loaned the company an additional $10,000 for operating expenses. The loan is unsecured, non-interest bearing and due on demand. As a result of the change of control on October 27, 2014, the outgoing stockholder/director has waived the whole balance. Therefore, the whole balance of $18,350 was credited to Additional Paid-In Capital.

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

As of November 30, 2013, there were 5,000,000 shares of common stock issued and outstanding. During the three months ended February 28, 2014, the Company issued 870,000 shares of common stock at $0.01 per share to raise $8,700 as working capital. During the three months ended May 31, 2014, the Company further issued 500,000 shares of common stock at $0.01 per share to raise $5,000 as additional working capital of the Company.

As of November 30, 2014, there were 6,370,000 shares of common stock issued and outstanding.

US Parts Online, Inc.

Notes to Financial Statements

November 30, 2014 and 2013

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 — INCOME TAXES

As of November 30, 2014, the Company had net operating loss carry forwards of approximately $46,350 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	November 30, 2014	November 30, 2013
Federal income tax benefit attributable to:
Current operations	$10,027	$1,041
Less: valuation allowance	(10,027)	(1,041)
Net provision for Federal income taxes	$-	-

The cumulative tax effect at the expected rate of 34 percent of significant items comprising our net deferred tax amount is as follows:

	November 30, 2014	November 30, 2013
Deferred tax asset attributable to:
Net operating loss carry over	$14,535	4,508
Less: valuation allowance	(14,535)	(4,508)
Net deferred tax asset	$-	-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $42,749 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 9 — SUBSEQUENT EVENTS

On February 5, 2015, the Board resolved to change the Company name to “ONE 4 ART LIMITED”. The name change is not yet effective, and management will proceed through the FINRA notification of corporate action process.

We evaluated all other events or transactions up to the date we issued these financial statements. During this period, other than the above proposed name change, we did not have other material subsequent events that impacted our financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2014 using the criteria established in “ Internal Control - Integrated Framework ” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of November 30, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2.

We did not maintain appropriate cash controls – As of November 30, 2014, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in their bank accounts.

3.

We did not implement appropriate information technology controls – As at November 30, 2014, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of November 30, 2014 based on criteria established in Internal Control — Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with our evaluation we conducted of the effectiveness of our internal control over financial reporting as of November 30, 2014, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s  report in this annual report.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The name, address and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Position

Mr Lu Miao Room 2809-12, 28/F, Office Tower, Convention Plaza, 1 Harbour Road, Wanchai, Hong Kong	President, Chief Executive Officer and Director

Mr Liu Yihe Room 2809-12, 28/F, Office Tower, Convention Plaza, 1 Harbour Road, Wanchai, Hong Kong	Director and Secretary

Mr Chong Cheuk Man Yuki Room 2809-12, 28/F, Office Tower, Convention Plaza, 1 Harbour Road, Wanchai, Hong Kong	Chief Financial Officer and Director

Biographical Information and Background of officers and directors

Mr. Lu Miao

Mr. Lu received a Bachelor of Business Administration from Zhejiang University.

Mr. Lu was appointed as the President, Chief Executive Officer and a director of the Company on October 27, 2014. Since 2011, Mr. Lu has served as the Marketing Manager of the GuangXi Cultural Arts Property Exchange. Mr. Lu has over 10 years of experience in marketing solutions, software engineering, IT strategy and architecture for Cultural Art Industries, Securities and Futures. Mr. Lu is an entrepreneur with enthusiastic in support charities and community services in China and Hong Kong.

Mr. Liu Yihe

Mr. Liu received a Bachelor of General Studies from Fort Hays States University.

Mr. Liu was appointed as a director and secretary of the Company on October 27, 2014. Mr. Liu has over 8 years of experience in investment alternatives including Cultural Art Industries, Securities and Private Equity Funds. Mr. Liu also serves as the General Manager of the GuangXi Cultural Arts Property Exchange and the Director of Hong Kong Wanfeng International Investment Group Co Ltd for the past several years. His expertise is to conduct industry and economic research on topics affecting Cultural Art Industries and analyses in the evaluation of investment alternatives including Antiques, Cultural Art and Collectibles.

Dr. Chong Cheuk Man Yuki

Dr. Chong was appointed as the Chief Financial Officer and a director of the Company on October 27, 2014. Dr. Chong has over twelve years of experience in management and government contract projects in Hong Kong. For the past nine years, Dr. Chong has been self-employed as a business consultant, providing consulting services to companies in the fields of acquisition, administration, internal auditing, strategic planning and execution, accounting and budgeting efforts. He also serves as an adjunct professor and faculty member of Universities in Canada, United States of America and Hong Kong.

Mr Dmitrijs Podlubnijs

From the inception of the Company on October 17, 2011, through his resignation on October 27, 2014, Dmitrijs Podlubnijs served as the Company's President, Secretary, Treasurer, Chief Executive Officer, and Chief Financial Officer and sole director Mr. Podlubnijs devoted his time to researching the new and used car parts industry. He also traveled to different European countries to study car parts businesses already prevalent and in operation. Mr. Podlubnijs worked at Astrareal OY, Freight Forwarding and Port Operations Handling Company in Kotka, Finland from 1997 to January 2011. His role there was in the capacity of Warehouse Manager. He has extensive experience relevant to whether certain auto parts will be salable.

Mr. Podlubnijs resigned all his offices in the Company on October 27, 2014.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

We have no employees other than our directors. Our directors currently devote approximately twenty hours per week to Company matters. We intend to hire employees in the future on an as needed basis.

Item 11. Executive Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our President, and Secretary and all other executive officers (collectively, the “ Named Executive Officers ”) from inception on October 10, 2011 until November 30, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Lu Miao	2014	0	0	0	0	0	0	0	0
Liu Yihe	2014	0	0	0	0	0	0	0	0
Chong Cheuk Man Yuki	2014	0	0	0	0	0	0	0	0
Dmitrijs Podlubnij	2011- 2014	0	0	0	0	0	0	0	0

There are no current employment agreements between the Company and its officers and directors. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

On October 27, 2014 (the “Closing”), Hong Kong Wanfeng International Investment Group Co., Limited ("Purchaser"), entered into a Stock Purchase Agreement (the "Purchase Agreement") with Dmitrijs Podlubnijs ("Seller"), pursuant to which the Seller sold for an aggregate purchase price of $390,000, 5,000,000 shares of the Common Stock of the Company to Purchaser. At the Closing, the Purchaser acquired an aggregate of 5,000,000 shares of Common Stock, or approximately 78.49% of the issued and outstanding Common Stock and attained voting control of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of November 30, 2014 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage

Common Stock	Liu Yihe and Chong Cheuk Man Yuki* Room 2809-12, 28/F, Office Tower, Convention Plaza, 1 Harbour Road, Wanchai, Hong Kong	5,000,000 shares of common stock	78.49%

The percent of class is based on 6,370,000 shares of common stock issued and outstanding as of the date of this annual report.

*Mr Liu Yihe and Dr Chong Cheuk Man Yuki together own 100% of the Common Stock of Hong Kong Wanfeng International Investment Group Co., Limited and, as a result, have voting and dispositive powers over the securities of the Company owned by Hong Kong Wanfeng International Investment Group Co., Limited.

Item 13. Certain Relationships and Related Transactions and Director Independence

During the year ended November 30, 2014, we had not entered into any transactions with our officers or directors, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During fiscal year ended November 30, 2014, we incurred approximately $7,250 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements for the quarters ended February 28, 2014, May 31, 2014 and, August 31, 2014 and November 30, 2014.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 USC Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 USC Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2015	By:	/s/ Lu Miao
Lu Miao
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 16, 2015	By:	/s/ Chong Cheuk Man Yuki
Chong Cheuk Man Yuki
Chief Financial Officer and Director
(Principal Financial Officer)

