Form 10-Q
period 2015-05-31
One 4 Art Ltd
filed 2015-07-20
CIK 1541165

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filed," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 16, 2015#
Common Stock: $0.001	127,400

# Effect of 50:1 reverse split reflected (As at May 31, 2015: 6,370,000 shares).

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements of One 4 Art Limited (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission" or "SEC"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

One 4 Art Limited

Condensed Balance Sheets (Unaudited)

	May 31, 2015	November 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$-	$-

Total Current Assets	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accrued expenses	$7,850	$5,700
Loan from shareholder	$10,700	$-

Total Liabilities	$18,550	$5,700

Stockholders' Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 6,370,000 shares issued and outstanding as of May 31, 2015 and November 30, 2014;	6,370	6,370
Additional Paid-in Capital	30,680	30,680
Accumulated Deficit	(55,600)	(42,750)
Total Stockholders' Deficit	(18,550)	(5,700)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

One 4 Art Limited

Condensed Statement of Operations

(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

EXPENSES
Professional expenses	5,050	14,265	12,850	21,765
General and administrative expenses	-	61	-	158
TOTAL OPERATING EXPENSES	5,050	14,326	12,850	21,923

LOSS BEFORE TAXES	(5,050)	(14,326)	(12,850)	(21,923)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FOR THE PERIOD	$(5,050)	(14,326)	(12,850)	(21,923)

OTHER COMPREHENSIVE INCOME	-	-	-	-

TOTAL COMPREHENSIVE INCOME / (LOSS) FOR THE PERIOD	$(5,050)	$(14,326)	$(12,850)	$(21,923)

LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	6,370,000	6,038,478	6,370,000	5,820,989

The accompanying notes are an integral part of these condensed financial statements.

One 4 Art Limited

Statement of Cash Flows

(Unaudited)

	Six months ended
	May 31, 2015	May 31, 2014
		(Re-stated)
Cash flows from operating activities
Net loss	(12,850)	(21,923)
Adjustments to reconcile net income to net cash flows used in operating activities for:
Changes in operating assets and liabilities:
Increase in accrued expenses and other payables	2,150	8,700
Net cash used in operating activities	(10,700)	(13,223)

Cash flows from financing activities
Proceeds from sale of common stock	-	5,000
Advances from a shareholder	10,700	8,500
Net cash provided by financing activities	10,700	13,500

Net increase in cash and cash equivalents	-	277

Cash and cash equivalents at beginning of period	-	92

Cash and cash equivalents at end of period	$-	$369

The accompanying notes are an integral part of these condensed financial statements.

One 4 Art Limited

Notes To Condensed Financial Statements

May 31, 2015

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

One 4 Art Limited (the "Company") was incorporated as US Parts Online Inc. under the laws of the State of Nevada on October 10, 2011. We are a development stage company, formed to resell used and brand new auto parts. We plan on reselling auto parts from USA based vendors to Asian market and European market via an internet shop.

On October 27, 2014 (the "Closing"), Hong Kong Wanfeng International Investment Group Co., Limited ("Purchaser"), entered into a Stock Purchase Agreement (the "Purchase Agreement") with Mr. Dmitrijs Podlubnijs ("Seller"), pursuant to which the Seller sold for an aggregate purchase price of $390,000, 5,000,000 shares of the Common Stock of the Company. At the Closing, the Purchaser acquired an aggregate of 5,000,000 shares of Common Stock, or approximately 78.49% of the issued and outstanding Common Stock and attained voting control of the Company. In connection with the acquisition of the shares of Company by the Purchaser, Mr. Podlubnijs resigned from our board of directors effective as of October 27, 2014 and Mr. Lu Miao, Mr. Liu Yihe, and Mr. Chong Cheuk Man Yuki were appointed to the Company's Board of Directors.

On February 5, 2015, the Board of Directors and majority stockholder of the Company approved the filing of a Certificate of Amendment to its Articles of Incorporation to change the name of the Company from US Parts Online Inc. to "One 4 Art Limited". On March 30, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada, and the name change became effective at the open of business on April 1, 2015. The Company's new trading symbol on the OTC Bulletin Board is ONFA.

On April 30, 2015,the Board of Directors and majority stockholder of the Company approved a reverse stock split of the Company's outstanding common stock, par value $0.001 per share at a ratio of 1-for-50. The reverse stock split became effective at the open of business on June 15, 2015.

Currently, the new Board of Directors is evaluating our business plan. As of the date of this report, the new Board has no intention to significantly change the original business plan. No business operations have been conducted since the change of control on October 27, 2014. To date, we have not generated any revenues.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2014 audited financial statements. The results of operations for the periods ended May 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of May 31, 2015. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it is able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a November 30 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of nine months or less to be cash equivalents. Prior to the change of control on October 27, 2014, all bank accounts of the Company have been closed. Therefore, the Company had no cash and cash equivalents as of both May 31, 2015 and November 30, 2014.

Fair Value of Financial Instruments

The Company's financial instrument consists of amounts due to shareholder. The carrying amount of this financial instrument approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of May 31, 2015.

Recent Accounting Pronouncements

The Company does not expect any of the following recent accounting pronouncements to have a material effect on the Company's financial position, results of operations, or cash flows.

In November 2014, FASB issued ASU No. 2014-17, (Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force.) The amendments in this update provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The adoption of ASU 2014-17 did not have a material impact on the Company's financial statements.

In January 2015, FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items . This Update eliminates from GAAP the concept of extraordinary items. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have material impact on the Company's financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 5 – ACCRUED EXPENSES

The balance represents accrued professional fees which are all current.

NOTE 6 – LOAN FROM SHAREHOLDER

From March 2015 through May 2015, Hong Kong Wanfeng International Investment Group Co., Limited, the majority shareholder of the Company, extended a loan to the Company, the balance of which was $10,700 as of May 31, 2015. The loan is unsecured, non-interest bearing and due on demand.

NOTE 7 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. As of May 31, 2015 there were 6,370,000 shares of common stock issued and outstanding.

There was no common stock issued during the 3-month period ended May 31, 2015.

NOTE 8 – SUBSEQUENT EVENTS

On April 30, 2015,the Board of Directors and majority stockholder of the Company approved a reverse stock split of the Company's outstanding common stock, par value $0.001 per share at a ratio of 1-for-50. The reverse stock split became effective at the open of business on June 15, 2015.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We were incorporated as US Parts Online Inc. in the state of Nevada on October 17, 2011. Following approval by the Board of Directors and majority stockholder of the Company, on March 30, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to change the name of the Company from US Parts Online Inc. to One 4 Art Limited. The name change became effective at the open of business on April 1, 2015, and the Company's new trading symbol on the OTC Bulletin Board is ONFA.

On April 30, 2015, the Board of Directors and majority stockholder of the Company approved a reverse stock split of the Company's outstanding common stock, par value $0.001 per share at a ratio of 1-for-50. The reverse stock split became effective at the open of business on June 15, 2015.

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

Three Months Periods Ended May 31, 2015 and 2014

Our net loss for the three months periods ended May 31, 2015 and 2014 were $5,050 and $14,326, respectively. Our losses mainly represent professional fees incurred. The decrease in professional fees incurred was due to the fact that there were no corporate action after the change of control on October 27, 2014 while there were certain corporate actions, like issue of shares, in the 3-month ended May 31, 2014. We have not generated any revenue during the three months ended May 31, 2015 and 2014.

The weighted average number of shares outstanding for the three months periods ended May 31, 2015 and 2014 were 6,370,000 and 6,038,478 respectively.

Six Months Periods Ended May 31, 2015 and 2014

Our net loss for the six months periods ended May 31, 2015 and 2014 were $12,850 and $21,923, respectively. Our losses mainly represent professional fees incurred. The decrease in professional fees incurred was due to the fact that there were no corporate action after the change of control on October 27, 2014 while there were certain corporate actions, like issue of shares, in the 6 months ended May 31, 2014. We have not generated any revenue during the six months ended May 31, 2015 and 2014.

The weighted average number of shares outstanding for the six months periods ended May 31, 2015 and 2014 were 6,370,000 and 5,820,989 respectively.

Liquidity and Capital Resources

Three Months Period Ended May 31, 2015

We have no assets as at both May 31, 2015 and November 30, 2014. Our current liabilities were $18,550 and stockholders' deficit was $18,550 as of May 31, 2015 compared to current liabilities $5,700 and stockholders' deficit of $5,700 as of November 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months periods ended May 31, 2015 and 2014, net cash flows used in operating activities were $10,700 and $13,223 respectively.

Cash Flows from Investing Activities

For the three months period ended May 31, 2015, the Company did not generate any cash flow from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advance from shareholder or the issuance of equity. For the six months period ended May 31, 2015, cash flow for financing activities was $10,700 comprised of advance from shareholder. For the six months period ending May 31, 2014, cash flows from financing activities was $13,500 comprised of $5,000 resulting from issuance of common stock and $8,500 resulting from advance from shareholder.

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

Going Concern

The independent auditors' audit report accompanying our November 30, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective due to lack of segregation of duties and limited formal review process, as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

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

One 4 Art Limited

Date: July 20, 2015	By:	/s/ Lu Miao
Lu Miao
Chief Executive Officer and director

Date: July 20, 2015	By:	/s/ Chong Cheuk Man Yuki
Chong Cheuk Man Yuki
Chief Financial Officer and director

