Form 10-Q
period 2015-08-31
One 4 Art Ltd
filed 2015-10-20
CIK 1541165

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-179765

One 4 Art Limited
(Exact name of registrant as specified in its charter)

Nevada	39-2078722
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

One 4 Art Limited

Flat D, 16/F, Antung Building,

No. 16 Tai Wong Street East,

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 15, 2015#
Common Stock: $0.001	1,027,400

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

One 4 Art Limited

Condensed Balance Sheets (Unaudited)

	August 31, 2015	November 30, 2014

ASSETS
Current Assets
Cash and cash equivalents	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Liabilities
Current Liabilities
Accrued expenses	$13,800	$5,700
Loan from shareholder	700	-

Total Liabilities	14,500	5,700

Stockholders’ Equity (Deficit)
Common stock, par value $0.001; 75,000,000 shares authorized, 1,027,400 shares issued and outstanding as of August 31, 2015 (November 30, 2014: 127,400#)	1,027	6,370
Additional Paid-in Capital	46,023	30,680
Accumulated Deficit	(61,550)	(42,750)
Total Stockholders’ Deficit	(14,500)	(5,700)

Total Liabilities and Stockholders’ Equity (Deficit)	$-	$-

# Effect of 50:1 reverse split reflected (Before reverse split: 6,370,000 shares)

The accompanying notes are an integral part of these condensed financial statements.

One 4 Art Limited

Condensed Statement of Operations

(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

COST OF SALES	-	-	-	-

GROSS PROFIT	-	-	-	-

EXPENSES
Professional expenses	5,950	1,350	18,800	23,115
General and administrative expenses	-	36	-	194
TOTAL OPERATING EXPENSES	5,950	1,386	18,800	23,309

LOSS BEFORE TAXES	(5,550)	(1,386)	(18,800)	(23,309)

PROVISION FOR INCOME TAXES	-	-	-	-

LOSS FOR THE PERIOD	$(5,950)	(1,386)	(18,800)	(23,309)

OTHER COMPREHENSIVE INCOME	-	-	-	-

TOTAL COMPREHENSIVE INCOME / (LOSS) FOR THE PERIOD	$(5,950)	(1,386)	(18,800)	(23,309)

LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	(0.01)	$(0.02)	(0.18)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	1,027,400	127,400	1,027,400	127,400

The accompanying notes are an integral part of these condensed financial statements.

One 4 Art Limited

Statement of Cash Flows

(Unaudited)

	Nine months ended
	August 31, 2015	August 31, 2014
		(Restated)
Cash flows from operating activities
Net loss	(18,800)	(23,309)
Adjustments to reconcile net income to net cash flows used in operating activities for:	-	-
Changes in operating assets and liabilities:
Increase in accrued expenses	8,100	-
Net cash used in operating activities	(10,700)	(23,309)

Cash flows from financing activities
Proceeds from sale of common stock	-	13,700
Advances from a shareholder	10,700	-
Advances from a director	-	9,750
Net cash provided by financing activities	10,700	23,450

Net increase in cash and cash equivalents	-	141

Cash and cash equivalents at beginning of period	-	92

Cash and cash equivalents at end of period	$-	233

Non-cash transaction
Capitalization of shareholder’s loan	$10,000	-

The accompanying notes are an integral part of these condensed financial statements.

One 4 Art Limited

Notes to Condensed Financial Statements

August 31, 2015

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

On April 30, 2015, the Board of Directors and majority stockholder of the Company approved a reverse stock split of the Company’s outstanding common stock, par value $0.001 per share at a ratio of 1-for-50. The reverse stock split became effective at the open of business on June 15, 2015. It has no effect on the authorized share capital and the par value.

On July 30, 2015, the Board approved and effected a conversion of the outstanding amount due from the controlling shareholder, Hong Kong Wanfeng International Investment Group Co., Limited of $10,000 into 900,000 restricted common shares of the Company’s Common Stock at a conversion price of $0.011 per share.

On October 16, 2015, Mr. Chong Cheuk Man Yuki resigned as director and chief financial officer of the Company. On the same date, Mr. Lu Miao was appointed as chief financial officer of the Company.

Currently, the new Board of Directors is evaluating our business plan. As of the date of this report, the new Board has no intention to significantly change the original business plan. No business operations have been conducted since the change of control on October 27, 2014. To date, we have not generated any revenues.

NOTE 2 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s November 30, 2014 audited financial statements. The results of operations for the periods ended August 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company had no revenues as of August 31, 2015. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of nine months or less to be cash equivalents. Prior to the change of control on October 27, 2014, all bank accounts of the Company have been closed. Therefore, the Company had no cash and cash equivalents as of both August 31, 2015 and November 30, 2014.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of August 31, 2015.

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

NOTE 5 – ACCRUED EXPENSES

The balance represents accrued professional fees.

NOTE 6 – LOAN FROM SHAREHOLDER

From November 2014 through August 2015, Hong Kong Wanfeng International Investment Group Co., Limited, the controlling shareholder of the Company, extended a loan to the Company, the balance of which was $10,700 as of July 29, 2015. On July 30, 2015, a balance of $10,000 was capitalized by converting into 900,000 restricted common shares of the Company’s Common Stock at a conversion price of $0.011 per share. As at August 31, 2015, the remaining balance was $700. The loan is unsecured, non-interest bearing and due on demand.

NOTE 7 – COMMON STOCK

The Company has 75,000,000, $0.001 par value shares of common stock authorized. As of November 30, 2014, there were 6,370,000 shares of common stock issued and outstanding. On April 30, 2015, the Board of Directors and controlling stockholder of the Company approved a reverse stock split of the Company’s outstanding common stock, par value $0.001 per share at a ratio of 1-for-50. The reverse stock split became effective at the open of business on June 15, 2015. It has no effect on the authorized share capital and the par value. Immediately after this reverse split, there were 127,400 shares of common stock issued and outstanding. On July 30, 2015, the Board approved and effected a conversion of the outstanding amount due from the controlling shareholder, Hong Kong Wanfeng International Investment Group Co., Limited of $10,000 into 900,000 restricted common shares of the Company’s Common Stock at a conversion price of $0.011 per share. After this conversion, there were 1,027,400 shares of common stock issued and outstanding.

NOTE 8 – RETROACTIVE RESTATEMENT OF EARNINGS PER SHARE DATA

On April 30, 2015, the shareholders of the Company authorized its Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors approved the implementation of a reverse stock split at a ratio of fifty to one shares, which became effective on June 15, 2015. All share and per share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split.

NOTE 9 – SUBSEQUENT EVENTS

On October 16, 2015, Mr. Chong Cheuk Man Yuki resigned as director and chief financial officer of the Company. On the same date, Mr. Lu Miao was appointed as chief financial officer of the Company.

In accordance with ASC 855 the Company has analyzed its operations as of the date of this report, and has determined that it does not have any material subsequent events other than those disclosed in the preceding paragraph.

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

On April 30, 2015, the Board of Directors and controlling stockholder of the Company approved a reverse stock split of the Company’s outstanding common stock, par value $0.001 per share at a ratio of 1-for-50. The reverse stock split became effective at the open of business on June 15, 2015. It has no effect on the authorized share capital and the par value.

On July 30, 2015, the Board approved and effected a conversion of the outstanding amount due from the controlling shareholder, Hong Kong Wanfeng International Investment Group Co., Limited of $10,000 into 900,000 restricted common shares of the Company’s Common Stock at a conversion price of $0.011 per share.

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

Currently, the new Board of Directors is evaluating our business plan. As of the date of this report, the new Board has no intention to significantly change the original business plan. No business operations have been conducted since the change of control on October 27, 2014, as previously reported. As a result, we are a shell company as defined in Rule 405 promulgated under the Securities Act of 1933, as amended.

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

Three Months Periods Ended August 31, 2015 and 2014

Our net loss for the three months periods ended August 31, 2015 and 2014 were $5,950 and $1,386, respectively. Our losses mainly represent professional fees incurred. We have not generated any revenue during the three months ended August 31, 2015 and 2014.

Nine Months Periods Ended August 31, 2015 and 2014

Our net loss for the nine months periods ended August 31, 2015 and 2014 were $18,800 and $23,309 respectively. Our losses mainly represent professional fees incurred. The decrease in professional fees incurred was due to the fact that there were no corporate action after the change of control on October 27, 2014 while there were certain corporate actions, like issue of shares, in the 9 months ended August 31, 2014. We have not generated any revenue during the nine months ended August 31, 2015 and 2014.

Liquidity and Capital Resources

Three Months Period Ended August 31, 2015

We have no assets as at both August 31, 2015 and November 30, 2014. Our current liabilities were $14,500 and stockholders’ deficit was $14,500 as of August 31, 2015 compared to current liabilities $5,700 and stockholders' deficit of $5,700 as of November 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months periods ended August 31, 2015 and 2014, net cash flows used in operating activities were $10,700 and $23,309 respectively.

Cash Flows from Investing Activities

For the three months period ended August 31, 2015, the Company did not generate any cash flow from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advance from shareholder or the issuance of equity. For the nine months period ended August 31, 2015, cash flow for financing activities was $10,700 comprised of advance from shareholder. For the nine months period ending August 31, 2014, cash flows from financing activities was $23,450 comprised of $13,700 resulting from issuance of common stock and $9,750 resulting from advance from shareholder.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective due to lack of segregation of duties and limited formal review process, as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended May 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

One 4 Art Limited

Date: October 20, 2015	By:	/s/ Lu Miao
Lu Miao
Chief Executive Officer and director

Date: October 20, 2015	By:	/s/ Lu Miao
Lu Miao
Chief Financial Officer and director

