Form 10-Q
period 2021-02-28
One 4 Art Ltd
filed 2021-06-28
CIK 1541165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-179765

ONE 4 ART LIMITED
(Exact name of registrant as specified in its charter)

Nevada	39-20787722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6770
(Primary Standard Industrial Classification Code Number)

1185 Avenue of the Americas 3rd Floor New York,
New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (646) 768 -8417

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of June 22, 2021 was 1,027,400 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

i

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; the continued services of the Custodian as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to One 4 Art Limited. a Nevada corporation unless the context requires otherwise.

ii

Item 1. Financial Statements.

ONE 4 ART LIMITED

BALANCE SHEETS

(unaudited)

	February 28,	November 30,
	2021	2020
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	1,100	$600
Accrued expenses	13,800	13,800
Loan from shareholder	700	700
Notes payable-related party	17,274	10,354
Total current liabilities	32,874	25,454
Total liabilities	32,874	25,454

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock, $0.001 par value 75,000,000, shares authorized, 1,027,400 shares issued and outstanding as of February 28, 2021 and November 30, 2020	1,027	1,027
Paid in Capital	46,023	46,023
Accumulated deficit	(79,924)	(72,504)
Total Stockholders’ (Deficit)	(32,874)	(25,454)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED

STATEMENTS OF OPERATIONS

(unaudited)

	Three months	Three months
	Ended	Ended
	February 28,	February 29,
	2021	2020
Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	7,420	-
Total operating expenses	7,420	-
(Loss) from operations	(7,420)	-
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(7,420)	-
Tax Provision	-	-
Net (Loss)	$(7,420)	$-

Basic and diluted earnings(loss) per common share	$(0.01)	$-

Weighted average number of shares outstanding	1,027,400	1,027,400

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

					Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance, November 30, 2019	1,027,400	$1,027	$46,023	$(61,550)	$(14,500)

Net income (loss)				-	-

Balance, February 29, 2020	1,027,400	$1,027	$46,023	$(61,550)	$(14,500)

					Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance, November 30, 2020	1,027,400	$1,027	$46,023	$(72,504)	$(25,454)

Net income (loss)				(7,420)	(7,420)

Balance, February 28, 2021	1,027,400	$1,027	$46,023	$(79,924)	$(32,874)

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED

STATEMENTS OF CASH FLOWS

(unaudited)

	Three months	Three months
	Ended	Ended
	February 28,	February 29,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$(7,420)	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Accounts payable	500
Net cash (used for) operating activities	(6,920)	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	6,920	-
Net cash provided by financing activities	6,920	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

One 4 Art Limited (the “Company”) was incorporated as US Parts Online Inc. under the laws of the State of Nevada on October 10, 2011. The Company was formed with the goal of selling new auto parts.

On October 27, 2014 (the “Closing”), Hong Kong Wanfeng International Investment Group Co., Limited (“Purchaser”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Mr. Dmitrijs Podlubnijs (“Seller”), pursuant to which the Seller sold for an aggregate purchase price of $390,000, 5,000,000 shares of the Common Stock of the Company. At the Closing, the Purchaser acquired an aggregate of 5,000,000 shares of Common Stock, or approximately 78.49% of the issued and outstanding Common Stock and attained voting control of the Company. In connection with the acquisition of the shares of Company by the Purchaser, Mr. Podlubnijs resigned from our board of directors effective as of October 27, 2014 and Mr. Lu Miao, Mr. Liu Yihe, and Mr. Chong Cheuk Man Yuki were appointed to the Company’s Board of Directors.

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

On December 16, 2020, as a result of a receivership in Clark County, Nevada, Case Number: A-20-816622-B, Custodian Ventures LLC (“Custodian”) ,managed by David Lazar was appointed receiver of the Company.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of February 28, 2021 the Company had no cash and an accumulated deficit of $79,924.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto as presented in the Company’s Annual Report on Form 10-K.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash on hand as of February 28, 2021, and November 30, 2020, respectively.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of February 28, 2021 and November 30, 2020, respectively, there were 1,027,400 shares of Common Stock issued and outstanding.

NOTE 4 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come from its Court appointed receiver, Custodian Ventures, LLC. As of February 28, 2021, custodian Ventures had lent $17,794 to the Company in the form of an interest-free demand loan.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of February 28, 2021 and November 30, 2020.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Organizational History of the Company and Overview

No Current Operations

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

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

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

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

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of February 28, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the period ended February 28, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended November 30, 2020 filed June 28, 2021 which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2020 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS*	XBRL INSTANCE

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION

101.LAB*	XBRL TAXONOMY EXTENSION LABELS

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE 4 ART LIMITED

Dated: June 28, 2021	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

