Form 10-Q
period 2021-08-31
One 4 Art Ltd
filed 2021-09-28
CIK 1541165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of September 24, 2021 was 1,027,400 shares.

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

ii

Item 1. Financial Statements.

ONE 4 ART LIMITED

BALANCE SHEETS

(unaudited)

	August 31,	November 30,
	2021	2020
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$-	$600
Accrued expenses	13,800	13,800
Loan from shareholder	700	700
Notes payable -related party	22,098	10,354
Total current liabilities	36,598	25,454
Total liabilities	36,598	25,454

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock Series A, $0.001 par value, 10,000,000 authorized, 10,000,000 a -0- shares issued and outstanding as of August 31, 2021 and November 30, 2020	10,000
Common stock, $0.001 par value 75,000,000, shares authorized, 1,027,400 shares issued and outstanding as of August 31, 2021 and November 30, 2020	1,027	1,027
Paid in Capital	136,023	46,023
Accumulated deficit	(183,648)	(72,504)
Total Stockholders’ (Deficit)	(36,598)	(25,454)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED

STATEMENTS OF OPERATIONS

(unaudited)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	August 31,	August 31,	August 31,	August 31,
	2021	2020	2021	2020
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses -related party	21,498	7,954	111,144	7,954
Total operating expenses	21,498	7,954	111,144	7,954
(Loss) from operations	(21,498)	(7,954)	(111,144)	(7,954)
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(21,498)	(7,954)	(111,144)	(7,954)
Tax Provision	-	-	-	-
Net (Loss)	$(21,498)	$(7,954)	$(111,144)	$(7,954)

Basic and diluted earnings(loss) per common share	$(0.02)	$(0.01)	$(0.11)	$(0.01)

Weighted average number of shares outstanding	1,027,400	1,027,400	1,027,400	1,027,400

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Series A Convertible						Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, November 30, 2019	-	$-	1,027,400	$1,027	$46,023	$(61,550)	$(14,500)

Net income (loss)		-		-	-	-	-

Balance, February 29, 2020	-	$-	1,027,400	$1,027	$46,023	$(61,550)	$(14,500)

Net income (loss)		-	-	-	-	-	-

Balance, May 31, 2020	-	$-	1,027,400	$1,027	$46,023	$(61,550)	$(14,500)

Net income (loss)		-	-	-	-	(7,954)	$(7,954)

Balance, August 31, 2020	-	$-	1,027,400	$1,027	$46,023	$(69,504)	$(22,454)

	Series A Convertible						Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, November 30, 2020	-	$-	1,027,400	$1,027	$46,023	$(72,504)	$(25,454)

Net income (loss)		-		-	-	(7,420)	(7,420)

Balance, February 28, 2021	-	$-	1,027,400	$1,027	$46,023	$(79,924)	$(32,874)

Issuance of preferred shares to related party	10,000,000	10,000		-	90,000		100,000

Net income (loss)						(82,226)	(82,226)

Balance, May 31, 2021	10,000,000	$10,000	1,027,400	$1,027	$136,023	$(162,150)	$(15,100)

Net income (loss)		-	-	-	-	(21,498)	(21,498)

Balance, August 31, 2021	10,000,000	$10,000	1,027,400	$1,027	$136,023	$(183,648)	$(36,598)

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months	Nine months
	Ended	Ended
	August 31,	August 31,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$(111,144)	$(7,954)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock based compensation	80,299
Accounts payable	(600)	600
Net cash (used for) operating activities	(31,445)	(7,354)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities

Cash Flows From Financing Activities:
Proceeds from related party loans	31,445	7,354
Net cash provided by financing activities	31,445	7,354

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing items
Preferred stock issued for services	$19,701	$-

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of August 31, 2021 the Company had no cash on hand and an accumulated deficit of $183,648.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash on hand as of August 31, 2021, and November 30, 2020, respectively.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of August 31, 2021 and November 30, 2020, respectively, there were 1,027,400 shares of Common Stock issued and outstanding.

Preferred Stock

On April 19, 2021 the Company awarded Custodian Ventures 10,000,000 shares of Preferred Stock Series A par value $0.001 in return for a repayment of $19,701 in loans extended to the company and for services performed by Custodian Ventures. Each preferred share is convertible into 10 shares of common stock or 100,000,000 shares of common stock. These shares were valued at par value less $19,701 or $80,299. As of August 31, 2021 there were 10,000,000 preferred shares authorized and outstanding.

NOTE 4 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come from its Court appointed receiver, Custodian Ventures, LLC. As of August 31, 2021, Custodian Ventures had lent $19,701 to the Company in the form of an interest-free demand loan. This loan was forgiven pursuant to the issuance of Preferred Stock to Custodian Ventures discussed in Note 3 above. Subsequent to this loan forgiveness, Custodian Ventures funded an additional $22,098 during the three months ended August 31, 2021. As of August 31, 2021 the balance due to Custodian Ventures was $22,098

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of August 31, 2021 and November 30, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of August 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the period ended August 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ONE 4 ART LIMITED

Dated: September 28, 2021	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.