Form 10-K
period 2021-11-30
One 4 Art Ltd
filed 2022-03-08
CIK 1541165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NO. 333-179765

ONE 4 ART LIMITED

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

39-2078722

(IRS Employer Identification No.)

592 Moosehead Trail

Newport, Maine 04953

207-351-7543

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of May 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was not applicable since there was no published price for the Company’s stock on such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 8, 2022, the Registrant had 1,027,400 shares of common stock issued and outstanding.

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

On December 16, 2020, as a result of a receivership in Clark County, Nevada, Case Number: A-20-816622-B, Custodian Ventures LLC (“Custodian”), managed by David Lazar was appointed receiver of the Company

On December 16, 2020, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

On June 7, 2021, as a result of a private transaction, 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Shares”) of the Company were transferred from Custodian Ventures, LLC to Green Medic Pharms Corp. (the “Purchaser”). As a result, the Purchaser became holders of approximately 98% of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder. The consideration paid for the Shares was $215,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or Custodian Ventures, LLC. Currently, David Lazar remained as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

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

Holders

As of November 30, 2021, there were 29 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Globex Transfer, LLC, 780 Deltona Blvd. Suite 202, Deltona Fl. 32725, 813-344-4490.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our November 30, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of One 4 Art Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of One 4 Art Limited as of November 30, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2021

Lakewood, CO

March 8, 2022

ONE 4 ART LIMITED

BALANCE SHEETS

(unaudited)

	November 30,	November 30,
	2021	2020
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$-	$600
Accrued expenses	13,800	13,800
Loan from shareholder	700	700
Notes payable-related party	-	10,354
Total current liabilities	14,500	25,454
Total liabilities	14,500	25,454

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock Series A, $0.001 par value, 10,000,000 authorized, 10,000,000 and -0- shares issued and outstanding as of November 30, 2021 and November 30, 2020	10,000
Common stock, $0.001 par value 75,000,000, shares authorized, 1,027,400 shares issued and outstanding as of November 30, 2021 and November 30, 2020	1,027	1,027
Paid in Capital	158,121	46,023
Accumulated deficit	(183,648)	(72,504)
Total Stockholders’ (Deficit)	(14,500)	(25,454)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED
STATEMENTS OF OPERATIONS
(unaudited)

	Year Ended November 30, 2021	Year Ended November 30, 2020
Revenue	$-	$-

Operating Expenses:
Administrative expenses -related party	111,144	10,954
Total operating expenses	111,144	10,954
(Loss) from operations	(111,144)	(10,954)
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(111,144)	(10,954)
Tax Provision	-	-
Net (Loss)	$(111,144)	$(10,954)

Basic and diluted earnings(loss) per common share	$(0.11)	$(0.01)

Weighted average number of shares outstanding	1,027,400	1,027,400

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Convertible						Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, November 30, 2019	-	$-	1,027,400	$1,027	$46,023	$(61,550)	$(14,500)

Net income (loss)	-	-	-	-	-	(10,954)	$(10,954)

Balance, November 30, 2020	-	$-	1,027,400	$1,027	$46,023	$(72,504)	$(25,454)

	Series A Convertible						Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, November 30, 2020	-	$-	1,027,400	$1,027	$46,023	$(72,504)	$(25,454)

Issuance of preferred shares to related party	10,000,000	10,000	-	-	90,000		100,000

Conversion of related party loan to capital contribution					22,098		22,098

Net income (loss)						(111,144)	(111,144)

Balance, November 30, 2021	10,000,000	$10,000	1,027,400	$1,027	$158,121	$(183,648)	$(14,500)

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED
STATESMENT OF CASH FLOWS
(unaudited)

	Year Ended November 30, 2021	Year Ended November 30, 2020
Cash Flows From Operating Activities:
Net income (loss)	$(111,144)	$(10,954)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock based compensation	80,299
Accounts payable	(600)	600
Net cash (used for) operating activities	(31,445)	(10,354)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities		-

Cash Flows From Financing Activities:
Proceeds from related party loans	(31,445)	10,354
Net cash provided by financing activities	(31,445)	10,354

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing items
Preferred stock issued for services	$19,701	$-

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED

NOTES TO FINANCIALS STATEMENTS FOR THE

YEAR ENDED NOVEMBER 30, 2021

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

On December 16, 2020, as a result of a receivership in Clark County, Nevada, Case Number: A-20-816622-B, Custodian Ventures LLC (“Custodian”), managed by David Lazar was appointed receiver of the Company

On December 16, 2020, Custodian appointed David Lazar as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

David Lazar, 30, has been CEO and Chairman of the Company since December 16, 2020. David Lazar is a private investor. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management; public company management, accounting, audit preparation, due diligence reviews and SEC regulations

On June 7, 2021, as a result of a private transaction, 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Shares”) of the Company were transferred from Custodian Ventures, LLC to Green Medic Pharms Corp. (the “Purchaser”). As a result, the Purchaser became holders of approximately 98% of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder. The consideration paid for the Shares was $215,000. The source of the cash consideration for the Shares was personal funds of the Purchaser. In connection with the transaction, David Lazar released the Company from all debts owed to him and/or Custodian Ventures, LLC. Currently, David Lazar remained as the Company’s Chief Executive Officer, President, Secretary, Chief Financial Officer, Chief Executive Officer and Chairman of the Board of Directors.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of November 30, 2021, the Company had no cash and an accumulated deficit of $183,648.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On November 30, 2021, the Company had no cash on hand.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of November 30, 2021 and November 30, 2020 there were 1,027,400 shares of Common Stock issued and outstanding.

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

On June 7, 2021, these 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share (the “Shares”) of the Company were transferred from Custodian Ventures, LLC to Green Medic Pharms Corp. (the “Purchaser”). As a result, the Purchaser became holders of approximately 98% of the voting rights of the issued and outstanding share capital of the Company on a fully-diluted basis of the Company, and became the controlling shareholder.

As of November 30, 2021 there were 10,000,000 preferred shares issued and outstanding.

NOTE 4 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come from its Court appointed receiver, Custodian Ventures, LLC. As of August 31, 2021, Custodian Ventures had lent $19,701 to the Company in the form of an interest-free demand loan. This loan was forgiven pursuant to the issuance of Preferred Stock to Custodian Ventures discussed in Note 3 above. As of November 30, 2021, the balance of related party notes payable was $-0-.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of November 30, 2021 and November 30, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of November 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year November 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
David Lazar	31	Director, Chief Executive Officer, Treasurer, and Secretary

David Lazar, 30, has been CEO and Chairman of the Company since December 30, 2021. David Lazar is a private investor. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales, and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management; public company management, accounting, audit preparation, due diligence reviews and SEC regulations.

MARKET			FROM		TO
NAME OF ISSUER	TRADED ON	POSITION(S) HELD	MM	YYYY	MM	YYYY
Rarus Technologies, Inc. (RARS)	OTCBB	CEO, Director	01	2018	05	2018
DRS, Inc. (DRSX)		CEO, Director	07	2018	11	2018
Energenx, Inc. (EENX)	OTC	CEO	03	2018	07	2018
Melt, Inc. (MLTC)	OTC	Director	10	2018	03	2019
Nevtah Capital Management Corporation (NTAH)	OTC – US	President, Chief Executive Officer & Secretary	03	2019	05	2020
Mediashift, Inc. (MSHFQ)	OTC	Chairman, President, CEO, CFO & Secretary	03	2019	09	2019
Sollensys Corp. (SOLS)	OTC Market	President, CEO, Secretary & Director	12	2019	08	2020
Foru Holdings, Inc (FORU)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	Current
Superbox, Inc (SBOX)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	02	2021
Petrone Worldwide, Inc (PFWIQ)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	Current
Gushen, Inc (GSHN)	OTC – US	Chairman, President, CEO, CFO & Secretary	03	2020	12	2020
Reliance Global Group Inc. (RELI)	OTC	Director	03	2020	06	2020
GHAR, Inc. (GHAR)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	06	2020
PhoneBrasil (PHBR)	OTC Markets	Chairman, President, CEO, CFO & Secretary	08	2020	12	2020
XXStream Entertainment, Inc.	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2020	12	2020
Adorbs Inc.	N/A	Chairman, President, CEO, CFO & Secretary	07	2020	Current
China Botanic Pharmaceutical, Inc(CBPI)	OTC Markets	Chairman, President, CEO, CFO & Secretary	02	2021	08	2021
C2E Energy Inc. (OOGI)	OTC Markets	Chairman, President, CEO, CFO & Secretary	02	2021	06	2021

Finotec (FTGI)	OTC Markets	Chairman, President, CEO, CFO & Secretary	03	2020	01	2021
3D Makerjet Inc. (MRJT)	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2020	03	2021
Pan Global Corp. (PGLO)	OTC Markets	Chairman, President, CEO, CFO & Secretary	07	2020	07	2021
Balincan International, Inc. (ALTB)	OTC Markets	Chairman, President, CEO, CFO & Secretary	08	2021	Current
Shengshi Elevator International(SSDT)	OTC Markets	Chairman, President, CEO, CFO & Secretary	05	2021	12	2021
Romulus Corp. (RMLS)	OTC Markets	Chairman, President, CEO, CFO & Secretary	08	2021	08	2021

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended November 30, 2021 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of November 30, 2021 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

Name and Address of Beneficial Owners of Common Stock	Title of Class	Amount and Nature of Beneficial Ownership	% of Common Stock
David Lazar	Common stock	-	0%
244 E. Beech St. Long Beach, New York 111561

DIRECTORS AND OFFICERS – TOTAL (One Officer and Director)			0%

5% Holders

Green Medic Pharms 592 Moosehead Trail Newport, Maine (a)	Preferred stock	10,000,000	98.9%

Hong Kong Wanfeng International Investment Group Room 2812 28/F Officer Tower Convention Plaza 1 Harbour Road Wanchai, Hong Kong Attn: Mr. Lu Miao	Common stock	1,000,000	97.3%

(a)	Robert Nichols is the CEO of Green Medic Pharms who holds the preferred stock which 10 to 1 conversion rights for each preferred share held. Mr. Nichols has sole voting control of these shares. The ownership percentage is calculated as if the preferred stock was converted to common stock

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	November 30, 2021	November 30, 2020
Audit fees	$16,200	$15,000
Total fees paid or accrued to our principal accountant	$16,200	$15,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STAATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document (furnished herewith)*
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE 4 ART LIMITED

Dated: March 8, 2022	By:	/s/
Chief Executive Officer (Principal Executive Officer)