Form 10-K/A
period 2021-11-30
One 4 Art Ltd
filed 2022-03-28
CIK 1541165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

One 4 Art Limited (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the year ended November 30, 2021 (the “Form 10-K”), which was originally filed with the Securities and Exchange Commission on March 8, 2022 (the “Original Filing Date”).

The Company is filing this Amendment to update its disclosure in Item 9a. Controls And Procedures, and to update its audit opinion to address Critical Audit Matters, of which there were none.

Except for the foregoing, no other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date and does not modify or update in any way the disclosures made in the Form 10-K.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of One 4 Art Limited (the “Company”) as of November 30, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

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

Management assessed the effectiveness of our internal control over financial reporting as of November 30, 2021. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013. Based on its assessment, management has concluded that as of November 30, 2021, our disclosure controls and procedures and internal control over financial reporting were not effective. to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

ONE 4 ART LIMITED

Dated: March 28, 2022	By:	/s/ David Lazar
Chief Executive Officer (Principal Executive Officer)