Form 10-Q
period 2022-05-31
One 4 Art Ltd
filed 2022-07-15
CIK 1541165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The number of shares outstanding of the registrant’s common stock as of July 15, 2022 was 1,027,400 shares.

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

ii

Item 1. Financial Statements.

ONE 4 ART LIMITED
BALANCE SHEETS

(unaudited)

	May 31,	November 30,
	2022	2021
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,149	$-
Accrued expenses	13,800	13,800
Loan from shareholder	700	700
Notes payable-related party	26,877	-
Total current liabilities	46,526	14,500
Total liabilities	46,526	14,500

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock Series A, $0.001 par value, 10,000,000 authorized, 10,000,000 and -0- shares issued and outstanding as of May 31, 2022 and November 30, 2021	10,000	10,000
Common stock, $0.001 par value 75,000,000, shares authorized, 1,027,400 shares issued and outstanding as of May 31, 2022 and November 30, 2021	1,027	1,027
Paid in Capital	158,121	158,121
Accumulated deficit	(215,674)	(183,648)
Total Stockholders’ (Deficit)	(46,526)	(14,500)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED

STATEMENTS OF OPERATIONS

(unaudited)

	Three months Ended	Three months Ended	Six months Ended	Six months Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021
Revenue	$-	$-	$-	$-

Operating Expenses:
Administrative expenses	12,349	82,226	32,026	89,646
Total operating expenses	12,349	82,226	32,026	89,646
(Loss) from operations	(12,349)	(82,226)	(32,026)	(89,646)
Other expense
Other (expense) net	-	-	-	-
Income (loss) before provision for income taxes	(12,349)	(82,226)	(32,026)	(89,646)
Tax Provision	-	-	-	-
Net (Loss)	$(12,349)	$(82,226)	$(32,026)	$(89,646)

Basic and diluted earnings(loss) per common share	$(0.01)	$(0.08)	$(0.03)	$(0.09)

Weighted average number of shares outstanding	1,027,400	1,027,400	1,027,400	1,027,400

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Series A Convertible						Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, November 30, 2020	-	$-	1,027,400	$1,027	$46,023	$(72,504)	$(25,454)

Net loss				-	-	(89,646)	$(89,646)

Issuance of preferred shares to related party	10,000,000	10,000			90,000		100,000

Balance, May 31, 2021	10,000,000	$10,000	1,027,400	$1,027	$136,023	$(162,150)	$(15,100)

	Series A Convertible						Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, November 30, 2021	10,000,000	$10,000	1,027,400	$1,027	$158,121	$(183,648)	$(14,500)

Net loss		-		-	-	(32,026)	(32,026)

Balance, May 31, 2022	10,000,000	$10,000	1,027,400	$1,027	$158,121	$(215,674)	$(46,526)

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED

STATEMENTS OF CASH FLOWS

(unaudited)

	Six months Ended	Six months Ended
	May 31,	May 31,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(32,026)	$(89,646)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock based compensation		80,299
Accounts payable	5,149	-
Net cash (used for) operating activities	(26,877)	(9,347)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Proceeds from related party loans	26,877	9,347
Net cash provided by financing activities	26,877	9,347

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing items
Preferred stock issued for services	$-	$19,701

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

On December 16, 2020, as a result of a receivership in Clark County, Nevada, Case Number: A-20-816622-B, Custodian Ventures LLC (“Custodian”), managed by David Lazar was appointed receiver of the Company.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of May 31, 2022 and November 30, 2021 the Company had no cash on hand and an accumulated deficit of $215,674.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash on hand as of May 31, 2022, and November 30, 2021, respectively.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of May 31, 2022 and November 30, 2021, respectively, there were 1,027,400 shares of Common Stock issued and outstanding.

Preferred Stock

On April 19, 2021 the Company awarded Custodian Ventures 10,000,000 shares of Preferred Stock Series A par value $0.001 in return for a repayment of $19,701 in loans extended to the company and for services performed by Custodian Ventures. Each preferred share is convertible into 10 shares of common stock or 100,000,000 shares of common stock. These shares were valued at par value less $19,701 or $80,299. As of May 31, 2022 there were 10,000,000 preferred shares authorized and outstanding.

NOTE 4 – RELATED PARTY NOTES PAYABLE

Prior to June 7, 2021 all of the Company’s financing had come from its Court appointed receiver, Custodian Ventures, LLC. After June 7, 2021 the funding for the Company came in the form of interest free demand loans from Green Medic Pharms Corp., a related party. As of May 31, 2022 and November 30, 2021 the balance of “notes payable related party” was $26,877 and $-0-, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of May 31, 2022 and November 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that our disclosure controls and procedures were not effective as of May 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2022. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013. Based on its assessment, management has concluded that as of May 31, 2022 our disclosure controls and procedures and internal control over financial reporting were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There has been no change in our internal control over financial reporting during the period ended May 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the period ended November 30, 2021, filed March 8, 2022 which sections are incorporated by reference into this report, as the same may be updated from time to time. Prospective investors are encouraged to consider the risks described in our 2021 Form 10-K, and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

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

ONE 4 ART LIMITED

Dated: July 15, 2022	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.