Form 10-Q
period 2022-08-31
One 4 Art Ltd
filed 2022-10-18
CIK 1541165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) ☒ Yes   ☐ No

The number of shares outstanding of the registrant’s common stock as of October 16, 2022 was 1,027,400 shares.

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

Item 1. Financial Statements.

ONE 4 ART LIMITED
BALANCE SHEETS

(unaudited)

	August 31, 2022	November 30, 2021
ASSETS

ASSETS:
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	1,573	-
Accrued expenses	15,300	13,800
Loan from shareholder	700	700
Notes Payable – Related Party	40,726	-
Total current liabilities	58,299	14,500

Commitments and Contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock Series A, par value $0.001 per share; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Common stock, par value $0.001 per share; 75,000,000 shares authorized; 1,027,400 shares issued and outstanding as of August 31, 2022 and November 30, 2021, respectively	1,027	1,027
Additional paid in capital	158,121	158,121
Accumulated deficit	(227,447)	(183,648)
Total stockholders’ deficit	(58,299)	(14,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statement

ONE 4 ART LIMITED

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended		For the nine months ended
	August 31,		August 31,
	2022	2021	2022	2021
Operating expenses
Administrative expenses	11,773	21,498	43,799	111,144
Total operating expense	11,773	21,498	43,799	111,144

Loss from operations	(11,773)	(21,498)	(43,799)	(111,144)

Other expense	-	-	-	-
Total other (expense)	-	-	-	-

Net loss	$(11,773)	$(21,498)	$(43,799)	$(111,144)
Net loss per common share – basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.11)

Weighted average common shares outstanding – basic and diluted	1,027,400	1,027,400	1,027,400	1,027,400

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

	Series A Convertible Preferred Stock: Shares	Series A Convertible Preferred Stock: Value	Common Stock: Shares	Common Stock: Value	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – November 30, 2021	10,000,000	10,000	1,027,400	1,027	158,121	(183,648)	(14,500)

Net loss for the period	-	-	-	-	-	(19,677)	(19,677)

Balance – February 28, 2022	10,000,000	10,000	1,027,400	1,027	158,121	(203,325)	(34,177)

Net loss for the period	-	-	-	-	-	(12,349)	(12,349)

Balance – May 31, 2022	10,000,000	10,000	1,027,400	1,027	158,121	(215,674)	(45,526)

Net loss for the period	-	-	-	-	-	(11,773)	(11,773)

Balance – August 31, 2022	10,000,000	10,000	1,027,400	1,027	158,121	(227,447)	(58,299)

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(unaudited)

	Series A Convertible Preferred Stock: Shares	Series A Convertible Preferred Stock: Value	Common Stock: Shares	Common Stock: Value	Additional Paid-in Capital	Accumulated Deficit	Totals
Balance – November 30, 2020	-	-	1,027,400	1,027	46,023	(72,504)	(25,454)

Net loss for the period	-	-	-	-	-	(7,420)	(7,420)

Balance – February 28, 2021	-	-	1,027,400	1,027	46,023	(79,924)	(32,874)

Issuance of preferred shares to Related party	10,000,000	10,000		-	90,000	-	100,000

Net loss for the period	-	-	-	-	-	(82,226)	(82,226)

Balance – May 31, 2021	10,000,000	10,000	1,027,400	1,027	136,023	(162,150)	(15,100)

Net loss for the period	-	-	-	-	-	(21,498)	(21,498)

Balance – August 31, 2021	10,000,000	10,000	1,027,400	1,027	136,023	(183,648)	(36,598)

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended August 31,
	2022	2021
OPERATING ACTIVITIES:
Net income (loss)	$(43,799)	$(111,144)

Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	-	80,299
Accounts payable	1,573	(600)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(42,226)	(31,445)

Loan payable – related party	42,226	31,445
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	42,226	31,445

NET INCREASE (DECREASE) IN CASH	-	-
CASH – BEGINNING OF PERIOD	-	-
CASH – END OF PERIOD	$-	$-

SUPPLEMENTAL CASHFLOW INFORMATION:
Cash paid for:
Income tax	$-	$-
Interest	$-	$-

Non-cash investing and financing activities:
Preferred stock issued for services	$-	$19,701

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of August 31, 2022 and November 30, 2021 the Company had no cash on hand and an accumulated deficit of $227,447.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash on hand as of August 31, 2022, and November 30, 2021, respectively.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of August 31, 2022 and November 30, 2021, respectively, there were 1,027,400 shares of Common Stock issued and outstanding.

Preferred Stock

On April 19, 2021 the Company awarded Custodian Ventures 10,000,000 shares of Preferred Stock Series A par value $0.001 in return for a repayment of $19,701 in loans extended to the company and for services performed by Custodian Ventures. Each preferred share is convertible into 10 shares of common stock or 100,000,000 shares of common stock. These shares were valued at par value less $19,701 or $80,299. As of August 31, 2022 there were 10,000,000 preferred shares authorized and outstanding.

NOTE 4 – RELATED PARTY NOTES PAYABLE

Prior to June 7, 2021 all of the Company’s financing had come from its Court appointed receiver, Custodian Ventures, LLC. After June 7, 2021 the funding for the Company came in the form of interest free demand loans from Green Medic Pharms Corp., a related party. As of August 31, 2022 and November 30, 2021 the balance of “notes payable related party” was $40,726 and $-0-, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of August 31, 2022 and November 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that our disclosure controls and procedures were not effective as of August 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2022. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013. Based on its assessment, management has concluded that as of August 31, 2022 our disclosure controls and procedures and internal control over financial reporting were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the period ended August 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ONE 4 ART LIMITED

Dated: October 16, 2022	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and
Chief Financial Officer
Principal Executive Officer,
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.