Form 10-K
period 2022-11-30
One 4 Art Ltd
filed 2023-03-15
CIK 1541165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2022

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

As of March 8, 2023, the Registrant had 1,027,400 shares of common stock issued and outstanding.

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

Holders

As of November 30, 2022, there were 29 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Globex Transfer, LLC, 780 Deltona Blvd. Suite 202, Deltona Fl. 32725, 813-344-4490.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our November 30, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

ONE 4 ART LIMITED

BALANCE SHEETS

(unaudited)

	November 30,	November 30,
	2022	2021
ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Cash overdraft
Accounts payable	$1,573	$-
Accrued expenses	15,300	13,800
Loan from shareholder	700	700
Notes payable-related party	47,726	-
Total current liabilities	65,299	14,500
Total liabilities	65,299	14,500

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred Stock Series A, $0.001 par value, 10,000,000 authorized, 10,000,000 and -0- shares issued and outstanding as of August 31, 2022 and November 30, 2021	10,000	10,000
Common stock, $0.001 par value 75,000,000, shares authorized, 1,027,400 shares issued and outstanding as of August 31, 2022 and November 30, 2021	1,027	1,027
Paid in Capital	158,121	158,121
Accumulated deficit	(234,447)	(183,648)
Total Stockholders’ (Deficit)	(65,299)	(14,500)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED
STATEMENTS OF OPERATIONS
(unaudited)

	The Fiscal Year Ended November 30, 2022	The Fiscal Year Ended November 30, 2021
Revenue	$-	$-

Operating Expenses:
Administrative expenses	50,799	111,144
Total operating expenses	50,799	111,144
(Loss) from operations	(50,799)	(111,144)
Other expense
Other (expense) net	-	-
Income (loss) before provision for income taxes	(50,799)	(111,144)
Tax Provision	-	-
Net (Loss)	$(50,799)	$(111,144)

Basic and diluted earnings(loss) per common share	$(0.05)	$(0.11)

Weighted average number of shares outstanding	1,027,400	1,027,400

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Convertible						Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, November 30, 2019	-	$-	1,027,400	$1,027	$46,023	$(61,550)	$(14,500)

Net income (loss)		-		-	-	(10,954)	$(10,954)

Balance, November 30, 2020	-	$-	1,027,400	$1,027	$46,023	$(72,504)	$(25,454)

	Series A Convertible						Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, November 30, 2020	-	$-	1,027,400	$1,027	$46,023	$(72,504)	$(25,454)

Issuance of preferred shares to related party	10,000,000	10,000			90,000		100,000

Conversion of related party loan to capital contribution					22,098		22,098

Net income (loss)				-		(111,144)	(111,144)

Balance, November 30, 2021	10,000,000	$10,000	1,027,400	$1,027	$158,121	$(183,648)	$(14,500)

Net income (loss)		-		-	-	(50,799)	(50,799)

Balance, November 30, 2022	10,000,000	10,000	1,027,400	1,027	158,121	(234,447)	(65,299)

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED
STATESMENT OF CASH FLOWS
(unaudited)

	The Fiscal Year Ended November 30, 2022	The Fiscal Year Ended November 30, 2021
Cash Flows From Operating Activities:
Net income (loss)	$(50,799)	$(111,144)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Stock based compensation		80,299
Accounts payable	1,573	(600)
Net cash (used for) operating activities	(49,226)	(31,445)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities

Cash Flows From Financing Activities:
Proceeds from related party loans	49,226	31,445
Net cash provided by financing activities	49,226	31,445

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing items
Preferred stock issued for services	$-	$19,701

The accompanying notes are an integral part of these financial statements.

ONE 4 ART LIMITED

NOTES TO FINANCIALS STATEMENTS FOR THE

YEAR ENDED NOVEMBER 30, 2022

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. As of November 30, 2022, the Company had no cash and an accumulated deficit of $234,447.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On November 30, 2022, the Company had no cash on hand.

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

NOTE 3 – EQUITY

Common Stock

The Company has authorized 75,000,000 shares of $0.001 par value, common stock. As of November 30, 2022 and November 30, 2021 there were 1,027,400 shares of Common Stock issued and outstanding.

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

As of November 30, 2022 there were 10,000,000 preferred shares issued and outstanding.

NOTE 4 – RELATED PARTY NOTES PAYABLE

All of the Company’s financing has come from its Court appointed receiver, Custodian Ventures, LLC. As of August 31, 2021, Custodian Ventures had lent $19,701 to the Company in the form of an interest-free demand loan. This loan was forgiven pursuant to the issuance of Preferred Stock to Custodian Ventures discussed in Note 3 above. As of November 30, 2022, the balance of related party notes payable was $-0-.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of November 30, 2022 and November 30, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of November 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year November 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended November 30, 2022 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of November 30, 2022 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	November 30, 2022	November 30, 2021
Audit fees	$15,000	$16,200
Total fees paid or accrued to our principal accountant	$15,000	$16,200

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STAATEMENT SCHEDULES

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document (furnished herewith)*
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith)*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith)*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith)*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith)*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith)*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONE 4 ART LIMITED

Dated: March 15, 2023	By:	/s/ David Lazar
Chief Executive Officer (Principal Executive Officer)