Form 10-K/A
period 2022-11-30
One 4 Art Ltd
filed 2023-03-31
CIK 1541165

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

EXPLANATORY NOTE

One 4 Art Ltd (the “Company”) is filing this amendment No. 1 to its annual report on form 10-K for the fiscal year ended November 30, 2022 which was originally filed with the Securities Exchange Commission (“SEC”) on March 15, 2023. This amendment is filed solely for the purpose of filing certain exhibits which were inadvertently omitted in the original filing, due to an oversight on e-mails and communication that we received that had not shown up in our e-mail inbox at or around the time of the deadline. After realizing the situation, the missing emails were requested to be resent. We deeply apologize for the delay as the situation was out of our control. This amendment will have all necessary exhibits.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of One 4 Art Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of One 4 Art Limited (the “Company”) as of November 30, 2022 and 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2021

Lakewood, CO

March 30, 2023

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

ONE 4 ART LIMITED

Dated: March 30, 2023	By:	/s/ David Lazar
Chief Executive Officer (Principal Executive Officer)